Form 10-K
period 1999-10-31
M B A HOLDINGS INC
filed 2000-01-31
CIK 1097273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended October 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                              M.B.A. HOLDINGS, INC.
           (Exact name of business issuer as specified in its charter)

             Nevada                                              87-0522680
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                         9419 E. San Salvador, Suite 105
                            Scottsdale, AZ 85258-5510
                                 (480)-860-2288
      (Address of principal executive offices, including telephone number)

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year ended October 31, 1999 were $3,147,982. The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the average high and low prices of such stock on January 15, 1999, as reported on NASDAQ, was $9,053,042 As of October 31, 1999, there were 2,011,787 shares of the issuer's common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10: None

                                     PART I

ITEM 1. BUSINESS

MBA Holdings, Inc. (the "Company"), through its wholly-owned subsidiary, Mechanical Breakdown Administrators, Inc., markets and administers mechanical breakdown insurance ("MBI") policies and sells and services vehicle service contracts ("VSCs"). The MBI policies and VSCs relate to automobiles, light trucks, recreational vehicles and automotive components.

On May 9, 1989, the principals of the Company organized under the name Mechanical Breakdown Administrators, Inc. ("MBA"). During November 1995, MBA and Brixen Enterprises, Inc. ("Brixen") merged in a stock exchange with the MBA shareholders retaining control of the merged company. Brixen had been an inactive publicly-held shell corporation prior to the November 1995 transaction. Subsequent to the merger, Brixen changed its name to M.B.A. Holdings, Inc. and its legal domicile from Utah to Nevada.

MECHANICAL BREAKDOWN INSURANCE

The Company contracts with insurance companies to act as an agent to sell MBI policies issued by the insurance companies. The Company provides marketing services, arranges for sub-agents to also sell the policies and subsequently provides independent third-party administrative claims services (claims adjudication, cancellation processing, call center services and technical computer services) on MBI policies sold by the Company or its sub-agents. The MBI policies are between the insurance companies and the consumer (purchaser). The insurance company is responsible for the costs of claims submitted under the terms of the insurance policy. The Company acts only as a sales agent and a third party administrator. The Company currently has agency and servicing agreements with American Bankers Insurance Group of Florida and American Modern Home Insurance Company. In prior years, the Company also contracted with New Hampshire Insurance Company and with other American International Group, Inc. ("AIG") members.

The sales of MBI policies are primarily accomplished through sub-agents, such as financial institutions, and by the Company through direct mail solicitations, magazine advertisements and phone solicitations. The terms of the MBI policies range from twelve (12) to eighty-four (84) months and also may have mileage limitations. Actual repairs or replacements covered by the policies are performed by independent third party authorized repair facilities. The costs of such repairs remain the responsibility of the insurance company that provided the MBI policy.

For MBI policies, the policy premium has been established by the insurance companies and agreed to by the Company and insurance regulators. In general, when an MBI policy is sold, approximately 51% of the premium is retained by the insurance company, approximately 20%-36% of the premium is paid to the sub-agent (if applicable), and the remainder is paid to the Company as sales commission and for providing administrative claims services.

For the years ended October 31, 1999, 1998 and 1997, the revenues related to sales and servicing of MBI policies represented approximately 96%, 99% and 100%, respectively, of the Company's net commission income.

VEHICLE SERVICE CONTRACTS

The Company markets and administers VSC programs which enhance the profitability of the sale of automobiles, light trucks, recreational vehicles and automotive components. These products are sold principally through franchised and independent automobile dealers. The VSC is a contract between the Company and the consumer (purchaser) that offers coverage ranging from twelve (12) to eighty-four (84) months and or mileage limitations ranging from 1,000 to 100,000. The coverage is for a broad range of possible failures of mechanical components that may occur during the term of the VSC, exclusive of failures covered by a manufacturers warranty. The Company is primarily responsible for the administration of the contract and related claims during the life of the contract.

Before a VSC is issued, the Company has contracted with insurance companies to assume the liability in return for the payment of the agreed-upon premium. This coverage provides indemnification to the Company against loss resulting from service contract claims. The insurance protection is provided by highly rated independent insurance companies. This includes American Bankers Insurance Group and American Modern Home Insurance Co which are rated A - (Excellent) by A.M. Best Company. Other programs are insured by New Hampshire Insurance Company, and other AIG member companies which is rated A++ (Superior) by the A.M. Best Company.

For the years ended October 31, 1999, 1998 and 1997, the revenues related to sales and servicing of VSCs represented approximately 4%, 1% and 0%, respectively, of the Company's net commission income.

MBIs AND VSCs

The number of financial institutions, automobile dealers, and recreational vehicle and travel trailer dealers offering the Company's MBI or VSC programs has grown from 1997 through 1999 to approximately 600 as of October 31, 1999.

Essential to the success of the Company is its ability to capture, maintain, track and analyze all relevant data regarding an MBI policy or VSC. To support this function, the Company operates proprietary software developed internally that consists of custom designed relational databases with interactive capabilities. This system provides ample capacity and processing speed for current requirements as well as the ability to support significant future growth in this area.

SIGNIFICANT CUSTOMERS

The Company does not have any significant customers. The loss of any single customer would not have a material impact on operating results.

COMPETITION

M.B.A. Holdings, Inc. competes with a number of independent administrators, divisions of distributors and manufacturers, financial institutions and insurance companies. While the Company believes that it occupies a strong position among competitors in its field, it is not the largest marketer and administrator of MBIs and VSCs. Some competitors have greater operating experience, more employees and/or greater financial resources. Further, many manufacturers of motor vehicles market and administer their own VSC programs for and through their dealers.

SALES AND MARKETING

The Company maintains its own sales and marketing personnel. Sales training and motivational programs are a primary form of specialized assistance provided by the Company to retailers/dealers and financial institutions, to assist them in increasing the effectiveness and profitability of their MBI and VSC program sales efforts. The Company develops materials and conducts educational seminars. These seminars are conducted either at the client's place of business or an offsite facility.

The Company also direct markets to the consumer through direct mail campaigns. The direct marketing campaigns generate sales by obtaining a list of recent car sales through various list services. This list is uploaded into the Company's state-of-the-art direct mailing computer system. This system generates different policy and premium options for the car purchased. The potential customer can send in the premium via the U.S. mail or call the MBA sales support staff on a toll free number and pay by a major credit card.

The MBI program is an insurance product between the insurance company and the customer. The Company acts as an independent sales agent and administrator of the MBI policies. From inception of the policy, the obligation to perform under the policy is the obligation of the insurance company.

In accordance with the insurance arrangements with these insurers, a fixed amount is remitted for each MBI or VSC sold. The amount is set by the insurance companies and is based upon actuarial analysis of data collected and maintained for each type of coverage and contract term. The insurer is obligated to pay all the claims which fall under the policy even if the claims exceed the premium.

Some contracts between the Company and the insurer contain agreements that allow the Company to share in the profits earned by the programs. The Company did not accrue or receive any profit sharing amounts for years ended October 31, 1999, 1998 and 1997.

The number of policies and contracts sold for the last three fiscal years are noted below:

                                                            Number of
Time Period                                            Policies & Contracts
-----------                                            --------------------
For the twelve months ended October 31, 1999                  34,858
For the twelve months ended October 31, 1998                  36,477
For the twelve months ended October 31, 1997                  27,000

This increase from 1997 to 1998 is reflected in the increase in gross revenue and net income. The majority of the increase was due to additional sales from the Company's concerted effort to expand into the VSC and MBI policy credit union niche. The Company will continue to look for ways to increase sales. Currently, the Company is in the process of exploring strategic relations with other highly rated insurance companies regarding different motorized machinery; such as boats and motorcycles.

FEDERAL AND STATE REGULATION

The MBI and VSC programs developed and marketed by the Company, are regulated by federal law and the statutes of a significant number of states. VSCs are contracts sold from car dealerships and the like and are considered to be part of the car buying process instead of an insurance product. MBIs are insurance policies sold by independent agents through non-auto dealer entities, such as credit unions or by direct mail through the Company. The Company continually reviews all existing and proposed statutes and regulations to ascertain their applicability to its existing operations, as well as new programs that are developed by the Company. Generally speaking, these statutes concern the scope of the MBI and VSC coverage and content of the MBI or VSC document. In such instances, the state statute will require that specific wording be included in the MBI or VSC expressly stating the consumer's rights in the event of a claim, and how the service contract may be canceled. Also, on the MBI policy is the name of the insurance company that issues the policy and on a VSC is the name of the insurance company that underwrites the policy. This identification on the policy and contract identifies the insurance company that indemnifies the customer, dealers, financial institution, or the Company against loss for performance under the terms of the contract.

Insurance departments in some states have sought to interpret the VSC or certain items covered under the contract as a form of insurance, requiring that the issuer be a duly licensed and chartered insurance company. These efforts to interpret VSCs as a form of insurance have not been successful in any state at this time. Currently, all MBI products are considered insurance and either the Company or its principals are duly licensed in all states in which the Company operates.

The Company or its principals are licensed in the following states: Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Washington, West Virginia, Wisconsin, and Wyoming.

Since all the MBI policies and VSCs are issued or assumed, respectively, by highly rated insurance companies according to A.M. Best, the Company does not believe that they are insurers and have no intention of filing the documents and meeting the capital and surplus requirements that are necessary to obtain such a license. There are instances where the applicability of statutes and regulations to programs marketed and administered by the Company and compliance therewith, involve issues of interpretation. The Company uses its best efforts to comply with applicable statutes and regulations but it cannot assure that its interpretations, if challenged, would be upheld by a court or regulatory body. In any situation in which the Company has been specifically notified by any regulatory bodies that its methods of doing business were not in compliance with state regulation, the Company has taken the steps necessary to comply. If the Company's right to operate in any state is challenged successfully, the Company may be required to cease operations in the state and the state might also impose financial sanctions against the Company. These actions, should they occur, could have materially adverse consequences and could affect the Company's ability to continue operating. However, within the framework of currently known statutes, the Company does not believe that this is a present concern.

EMPLOYEES

The Company and its subsidiary employ approximately fifty individuals at October 31, 1999, an increase of approximately ten over the year ended October 31, 1998. The increase is due to the expansion of customer service and claims representatives to meet the needs of the Company's expanding business. Total number of external sales force equals three. These people train the insurance agent or representative at the financial institution, dealership, or other sales venue. Internally, there are approximately eight people who handle product inquiries that may result in sales. The rest of the staff is located in the following departments: claims, customer service, data entry, information systems, finance, administration. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

The Company's executive offices are located in leased premises at 9419 E. San Salvador, Suite 105, Scottsdale, Arizona. The premises, pursuant to a lease agreement (the "Lease"), consist of approximately 16,750 square feet. The lease expired on December 31, 1998. The Company has signed a new lease (the "New Lease") in the same office space with total square footage equal to 19,750. The New Lease, which commenced on January 1, 1999 and expires on December 31, 2003, provides for annual base rent payments ranging from $212,000 to $276,000.

The premises are owned by an affiliated entity named Cactus Partnership. The partners in Cactus Partnership are Gaylen Brotherson, the CEO of the Company, and Judy Brotherson, the Vice-President of the Company. All lease negotiations are made at fair market value between Cactus Partnership and the Company based on leases with other occupants of the building (See Item 7 Certain Relationships and Related Transactions).

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the sale of insurance and personnel matters. On the basis of information presently available, management does not believe the settlement of any such claims or lawsuits will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been reported in NASDAQ, and currently is reported on NASDAQ's OTC: BB under the trading symbol "MBAI". The number of shareholders of record of the Company's common stock as of October 31, 1999 was
186. As of October 31, 1999 there were 2,011,787 common shares outstanding. On that date, the closing bid price for the Company's common stock, as reported by NASDAQ was $2.75. The following is a summary of the price range of the Company's common stock during its 1999 and 1998 fiscal years:

Common Stock                    High Low Bid
------------                    ------------
Quarter of Fiscal 1999
First                         $ 2.00    $ 1.88
Second                          2.75      1.75
Third                           2.50      2.00
Fourth                          3.50      2.50

Quarter of Fiscal 1998
First                           5.00      3.00
Second                          5.00      1.25
Third                           3.25      1.25
Fourth                          2.75      1.25

The Company has never paid cash dividends on any shares of its common stock, and the Company's Board of Directors intends to continue this policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

During the fourth quarter of 1999, the Company did not issue any unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Fiscal Year ended                               1999        1998(A)       1997         1996        1995
-----------------                               ----        -------       ----         ----        ----
Net Sales                                    $3,147,982   $2,971,464   $1,978,621   $  675,553   $338,982
Income from continuing operations               221,612      220,825      263,377       49,752    348,673
Income per common share                             .11         0.11         0.13         0.02        N/A
Total Assets                                  5,459,210    3,239,557    2,176,874    1,588,897    693,373
L-T Obligation and redeemable preferred stock        --           --           --           --     73,880
Cash Dividends declared per common share             --           --           --           --         --

(A) Subsequent to the issuance of the Company's consolidated financial statements for the year ended October 31, 1998, management determined that revenue from VSCs, and the portion of revenue from MBI policies associated with administering future claims, should be deferred and recognized in income on a straight-line basis over the estimated life of the contract or policy; that costs directly related to the acquisition of the contract or policy that would not have been incurred but for the acquisition of that contract or policy (incremental direct acquisition costs) should be deferred and charged to expense in proportion to the revenue recognized; and that all other costs should be charged to expense as incurred. Previously, the Company recognized revenue on MBI policies and VSCs at the time of sale and accrued the estimated future costs associated with administering claims. As a result, the Company's 1998 financial statements have been restated from amounts previously reported to correct the accounting for these items. The effect on the 1997 financial statements was not considered significant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR 1999 AND FISCAL YEAR 1998

Net commission income, which consists of gross income less premiums to insurers, agent commissions, and cancellations, for the year ended October 31, 1999 totaled $3,148,000, an increase of $177,000 from net revenues of $2,971,000 for the year ended October 31, 1998. The number of contracts sold of 34,858 for the year ended October 31, 1999 decreased from the number of contracts sold of 36,477 for the year ended October 31, 1998. The increase in net commission income is due to an increase of approximately 30% in premiums charged by the insurance companies that occurred in April 1998.

Operating income decreased by $99,000 to $247,000 for the year ended October 31, 1999, from $346,000 for the year ended October 31, 1998. The decrease is primarily due to additional mailings and postage associated with the direct mail program performed by the Company. These costs totaled $441,000, or 14.0 percent of net commission income, for the year ended October 31, 1999. This is an increase from $282,000, or 9.5 percent of net revenues, for the comparable period ended October 31, 1998. The Company purchased additional printers which increased its capacity to produce direct mailing materials. The new printers were not available for all of the year ended October 31, 1998 while they were being used for the entire year ended October 31, 1999. In addition, the increase in mailings and the increase in policies sold over the last couple of years has increased telephone usage as policy holders and potential customers use the Company's toll free line for inquiries.

Total operating expenses including mailings and postage were $2,902,000 for the year ended October 31, 1999, compared to $2,626,000 for the year ended October 31, 1998. As a percentage of net commission income, operating expenses were 92.2 percent for the year ended October 31, 1999, compared to 88.4 percent for the year ended October 31, 1998. The increase in expenses is due to additional direct mailing materials, as noted above. Also, the increase in policies sold over the last three years has increased the number of phone calls received by the Company. Telephone expense increased from $81,000 in 1998 to $149,000 in 1999. These items have accounted for the increase in general and administrative expense.

Net income for the year ended October 31, 1999 was $222,000, compared to net income for the year ended October 31, 1998 of $221,000, which is a result of the foregoing factors. Although operating income was higher for fiscal 1998, the Company better utilized cash in the bank to earn interest income in fiscal 1999.

COMPARISON OF FISCAL YEAR 1998 AND FISCAL YEAR 1997

Net commission income, which consists of gross income less premiums to insurers, agent commissions, and cancellations, for the fiscal year ended October 31, 1998 totaled $2,971,000, an increase of $992,000 from net revenues of $1,979,000 for the fiscal year ended October 31, 1997. This increase is consistent with the increase in the number of policies sold in fiscal 1998 versus fiscal 1997. In 1998 and 1997, there were 36,477 and 27,000 policies sold, respectively. The increase is due to an increase in the credit union and direct mail number of policies sold.

Operating income increased by $82,000 to $346,000 for the fiscal year ended October 31, 1998, from $264,000 for the fiscal year ended October 31, 1997. As a percentage of net commission income, operating income decreased by 1.7 percentage points to 11.6% for the fiscal year ended October 31, 1998 from 13.3% for the fiscal year ended October 31, 1997. This decrease is due to the VSC program generating sales in 1998 as opposed to no sales in 1997. According to FTB 90-1 Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the VSC revenue is being recognized in income over the estimated life of the contract.

Mailings and postage associated with the direct mail product totaled $282,000, or 9.5 percent of net commission income, for the fiscal year ended October 31, 1998, an increase from $249,000, or 12.6 percent of net commission income, for the comparable period ended October 31, 1997. This $33,000 increase was attributable primarily to an increase in mailings during 1998 as the Company purchased additional printers which increased its capacity to produce direct mailing materials.

Total operating expenses including selling expenses were $2,626,000 for the fiscal year ended October 31, 1998, compared to $1,714,000 for the fiscal year ended October 31, 1997. As a percentage of net commission income, operating expenses were 88.4 percent for the fiscal year ended October 31, 1998, compared to 86.6 percent for the fiscal year ended October 31, 1997. The increase in expenses is due to additional customer service and claims personnel. This increase was considered necessary given the increase in sales.

In 1997, MBA pursued a lawsuit against a competitor for possible copyright infringement on MBA's proprietary software. Ultimately, the Company settled the lawsuit and received a cash settlement. The Company recorded $168,383 in other income during 1997 which represented the cash received net of legal and other fees associated with the lawsuit. The Company retained the copyrights to the software and the competitor ceased using the software. There was no corresponding lawsuit settlement in 1998.

As a result of the foregoing factors, the net income for the fiscal year ended October 31, 1998 was $221,000, compared to a net income for the fiscal year ended October 31, 1997 of $263,000.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF FISCAL YEAR 1999 AND FISCAL YEAR 1998

As of October 31, 1999, the Company's cash position increased to $4,350,000, from $2,365,000 at October 31, 1998. Of the $4,350,000, $925,000 is classified as restricted cash; there was $451,000 of restricted cash at October 31, 1998. The largest component of the restricted cash was claims payment advances provided by insurance companies. This enables the Company to make claims payments on behalf of the insurance companies.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of October 31, 1999, the amount owed to the insurance companies increased to $2,894,000, from $1,509,000 at October 31, 1998, which is primarily because gross sales were accelerating.

The Company is not operating with a working capital line of credit from any facility or any other debt instrument. The Company's ability to fund its operations over the short-term is not hindered by lack of short-term financing. The Company uses premiums received to pay agent commissions and fund operations and claims payment advances provided by insurance companies to administer and pay claims. The Company believes its current working capital plus future cash flows from operations will be sufficient to meet cash requirements on a long-term basis.

COMPARISON OF FISCAL YEAR 1998 AND FISCAL YEAR 1997

As of October 31, 1998, the Company's cash position increased to $2,365,000, from $1,553,000 at October 31, 1997. Of the $2,365,000, $451,000 is classified as restricted cash; there was also $211,000 of restricted cash at October 31, 1997. The largest component of the restricted cash was funds provided by insurance companies for claims payment advances. This enables the Company to make claims payments on behalf of the insurance companies.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. The Company will receive cash for a policy and deposit it into a bank account for the appropriate insurance company. Then the Company will remit the amount due to the insurance company on a timely basis. Due to the timing of when cash is deposited into the Company's bank accounts and when a check is issued to the insurance companies, there will be a liability owed to the insurance companies. This liability has constant turnover as money is paid to the insurance companies and additional money is received for premiums. As of October 31, 1998, the amount owed to the insurance companies increased to $1,509,000, from $1,057,000 at October 31, 1997. An increase in the amount owed to insurance companies is due to an increase in gross sales for the year ended October 31, 1998 from the year ended October 31, 1997.

During 1998, the Company repaid a note payable to a related party. The balance on the note as of October 31, 1997 was $73,189. The funds used to repay the note were from operations. This payment did not have an adverse effect on the Company's cash flow.

ITEM 7A. QUALITATIVE INFORMATION ABOUT MARKET RISK

Since the Company does not underwrite its own policies, a change in the current rates of inflation or hyperinflation is not expected to have a material effect on the Company. However, the precise effect of inflation on operations can not be determined.

The Company does not have any outstanding debt or long-term receivables. Therefore, it is not subject to significant interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              FINANCIAL STATEMENTS

Index to Consolidated Financial Statements for the years ended October 31, 1999, 1998 and 1997:

     Independent Auditors' Report .............................. F-1
     Consolidated Balance Sheets ............................... F-2
     Consolidated Statements of Income ......................... F-4
     Consolidated Statements of Stockholders' Equity ........... F-5
     Consolidated Statements of Cash Flows ..................... F-6
     Notes to Consolidated Financial Statements ................ F-7

INDEPENDENT AUDITORS' REPORT
Board of Directors and Stockholders
M.B.A. Holdings, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of M.B.A. Holdings, Inc. and subsidiary (the "Company") as of October 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 7, the accompanying 1998 consolidated financial statements have been restated.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Phoenix, Arizona
January 5, 2000

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

ASSETS                                                    1999          1998
                                                     -----------    -----------
                                                                    As Restated,
                                                                     See Note 7

CURRENT ASSETS:
  Cash and cash equivalents                          $ 3,424,934    $ 1,914,001
  Restricted cash                                        924,698        450,988
  Receivables:
    Accounts receivable, net of allowance
      for doubtful accounts of $19,025 (1999)
      and $10,000 (1998)                                 336,805        256,173
    Receivable from affiliated entities (Note 2)                         29,770
  Prepaid expenses and other assets                      109,888        136,752
  Deferred income tax asset (Note 3)                     194,902         89,261
                                                     -----------    -----------
           Total current assets                        4,991,227      2,876,945
                                                     -----------    -----------
PROPERTY AND EQUIPMENT:
  Computer equipment                                     174,381        148,493
  Office equipment and furniture                         149,309        136,929
  Vehicle                                                 16,400         16,400
  Leasehold improvements                                  69,053         61,153
  Capitalized software costs                              17,500
                                                     -----------    -----------
           Total property and equipment                  426,643        362,975
  Accumulated depreciation and amortization             (154,267)      (101,236)
                                                     -----------    -----------
           Property and equipment - net                  272,376        261,739
DEFERRED INCOME TAX ASSET (Note 3)                       195,607        100,873
                                                     -----------    -----------

TOTAL                                                $ 5,459,210    $ 3,239,557
                                                     ===========    ===========


                                                                     (Continued)

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                       1999         1998
                                                        ----------  ------------
                                                                    AS RESTATED,
                                                                     SEE NOTE 7
CURRENT LIABILITIES:
  Net premiums payable to insurance companies           $2,893,591    $1,508,537
  Accounts payable and accrued expenses                    547,443       406,778
  Accounts payable to affiliated entity (Note 2)                          33,287
  Deferred revenues                                        457,593       208,362
  Income taxes payable (Note 3)                             94,159        75,529
                                                        ----------    ----------
           Total current liabilities                     3,992,786     2,232,493
DEFERRED RENT                                               32,104
DEFERRED REVENUES                                          475,891       290,248
                                                        ----------    ----------
           Total liabilities                             4,500,781     2,522,741
                                                        ----------    ----------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)
STOCKHOLDERS' EQUITY (Note 4):
  Preferred stock, $.001 par value;
    20,000,000 shares authorized;
    none issued and outstanding
  Common stock, $.001 par value;
    80,000,000 shares authorized;
    2,011,787 (1999) and 2,005,121 (1998)
    shares issued and outstanding                            2,012         2,005
  Additional paid-in-capital                               200,851       180,857
  Retained earnings                                        755,566       533,954
                                                        ----------    ----------
        Total stockholders' equity                         958,429       716,816
                                                        ----------    ----------

TOTAL                                                   $5,459,210    $3,239,557
                                                        ==========    ==========

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                          1999           1998          1997
                                      -----------    -----------    -----------
                                                     AS RESTATED,
                                                      SEE NOTE 7

NET COMMISSION INCOME                 $ 3,147,982    $ 2,971,464    $ 1,978,621
                                      -----------    -----------    -----------

OPERATING EXPENSES:
  Salaries and employee benefits        1,544,793      1,552,347        877,031
  Mailings and postage                    441,332        282,018        249,105
  Rent and lease expense                  286,785        248,418        153,421
  Professional fees                       159,105        193,259        174,197
  Telephone                               149,282         80,905         64,530
  Depreciation and amortization            57,873         52,770         42,190
  Merchant and bank charges                18,111         22,992         15,503
  Insurance                                29,029         42,717         35,841
  Supplies                                 46,353         30,676         34,701
  License and fees                         12,756          9,180          3,521
  Other operating expenses                156,082        110,672         64,242
                                      -----------    -----------    -----------
         Total operating expenses       2,901,501      2,625,954      1,714,282
                                      -----------    -----------    -----------
OPERATING INCOME                          246,481        345,510        264,339
                                      -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Proceeds from settlement
   of lawsuit                                                           168,383
  Finance fee income                       50,567         14,210         10,937
  Interest income                         122,829         62,880         30,191
  Interest expense                         (5,996)        (8,103)       (13,313)
  Other expense                              (531)       (39,480)       (28,123)
                                      -----------    -----------    -----------
      Total other income                  166,869         29,507        168,075
                                      -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                413,350        375,017        432,414
INCOME TAXES (Note 3)                     191,738        154,192        169,037
                                      -----------    -----------    -----------
NET INCOME                            $   221,612    $   220,825    $   263,377
                                      ===========    ===========    ===========
BASIC AND DILUTED
 NET INCOME PER SHARE                 $      0.11    $      0.11    $      0.13
                                      ===========    ===========    ===========
AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC                   2,005,158      2,005,121      2,002,343
                                      ===========    ===========    ===========
AVERAGE NUMBER OF COMMON AND
  DILUTIVE SHARES OUTSTANDING           2,086,505      2,046,813      2,006,777
                                      ===========    ===========    ===========

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                             COMMON STOCK                                        TOTAL
                                        -----------------------    ADDITIONAL     RETAINED   STOCKHOLDERS'
                                          SHARES       AMOUNT    PAID-IN-CAPITAL  EARNINGS      EQUITY
                                          ------       ------    ---------------  --------      ------
BALANCE, NOVEMBER 1, 1996                1,998,453   $   1,998     $ 108,692     $  49,752    $ 160,442
  Stock compensation expense                 6,668           7        21,665                     21,672
  Net income                                                                       263,377      263,377
                                         ---------   ---------     ---------     ---------    ---------

BALANCE, OCTOBER 31, 1997                2,005,121       2,005       130,357       313,129      445,491
  Stock compensation expense                                          50,500                     50,500
  Net income (As restated, see Note 7)                                             220,825      220,825
                                         ---------   ---------     ---------     ---------    ---------
BALANCE, OCTOBER 31, 1998
  (As restated, see Note 7)              2,005,121       2,005       180,857       533,954      716,816
  Stock compensation expense                 6,666           7        19,994                     20,001
  Net income                                                                       221,612      221,612
                                         ---------   ---------     ---------     ---------    ---------

BALANCE, OCTOBER 31, 1999                2,011,787   $   2,012     $ 200,851     $ 755,566    $ 958,429
                                         =========   =========     =========     =========    =========

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                           1999          1998           1997
                                                       -----------    -----------    -----------
                                                                      AS RESTATED,
                                                                       SEE NOTE 7
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $   221,612    $   220,825    $   263,377
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            57,873         52,770         42,190
  Gain on sale of equipment                                (4,343)
  Deferred income taxes                                  (200,375)      (100,695)       (63,846)
  Stock-based compensation                                 20,001         50,500         21,672
  Changes in assets and liabilities:
   Restricted cash                                       (473,710)      (240,241)      (210,747)
   Accounts receivable                                    (80,632)      (111,937)        41,353
   Receivable from affiliated entities                     29,770         (3,876)       (25,894)
   Prepaid expenses and other assets                       26,864       (135,465)         2,572
   Net premiums payable to insurance companies          1,385,054        451,917         46,524
   Accounts payable and accrued expenses                  140,665        306,240         32,252
   Accounts payable to affiliated entities                (33,287)        15,914        (85,375)
   Income taxes payable                                    18,630       (134,113)       180,682
   Deferred rent                                           32,104
   Deferred revenues                                      434,874        279,329        146,723
                                                      -----------    -----------    -----------
      Net cash provided by operating activities         1,575,100        651,168        391,483
                                                      -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                        (71,167)      (167,148)      (117,131)
 Proceeds from sale of equipment                             7,000
 Net decrease in certificates of deposit                                  120,000         22,264
                                                       -----------    -----------    -----------
      Net cash used in investing activities                (64,167)       (47,148)       (94,867)
                                                       -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on notes payable to affiliated entity                           (73,189)        (2,998)
 Payments on payables to Company stockholder                              (54,740)       (14,880)
 Payment (issuance) of note receivable
  from stockholder                                                        115,586       (115,586)
                                                       -----------    -----------    -----------
      Net cash used in financing activities                               (12,343)      (133,464)
                                                       -----------    -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                1,510,933        591,677        163,152
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR                                                    1,914,001      1,322,324      1,159,172
                                                       -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                 $ 3,424,934    $ 1,914,001    $ 1,322,324
                                                       ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                               $     1,911    $     8,100    $     7,500
                                                       ===========    ===========    ===========
  Cash paid for income taxes                           $   373,483    $   389,000    $    52,000
                                                       ===========    ===========    ===========

See notes to consolidated financial statements

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - M.B.A. Holdings, Inc. and subsidiary (the "Company") are located in Scottsdale, Arizona and are principally engaged in selling mechanical breakdown insurance policies ("MBIs") (as an agent for insurance companies), selling vehicle service contracts ("VSCs") for new automobiles, trucks, recreational vehicles, and travel trailers, and providing claims administrative services for the mechanical breakdown insurance policies and VSCs sold. The consolidated financial statements include the accounts of M.B.A. Holdings, Inc. and its wholly-owned subsidiary, Mechanical Breakdown Administrators, Inc. All significant intercompany balances and transactions have been eliminated.

SIGNIFICANT ACCOUNTING POLICIES are as follows:

     a. CASH AND CASH EQUIVALENTS - The Company considers all cash and highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

     b. RESTRICTED CASH represents claims payment advances provided by the insurance companies, to enable the Company to make claims payments on behalf of the insurance companies.

     c. PROPERTY AND EQUIPMENT - The historical cost of computer equipment, office equipment and furniture is depreciated by accelerated and straight-line methods over their estimated useful lives which range from three to seven years. Leasehold improvements are amortized over the shorter of the life of the asset or the related lease term. The Company reviews its long-lived assets for possible impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss. The Company has concluded that no impairment charge is necessary during 1999, 1998, or 1997. If the Company found an instance where there is an impairment loss, the Company would measure the loss as the amount by which the carrying amount of the asset exceeds the fair value of the asset based on estimated discounted cash flows.

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance on the accounting for the costs of computer software developed or obtained for internal use and is effective for financial statements for fiscal years beginning after December 15, 1998. Under the guidelines established in SOP 98-1, the Company has capitalized $17,500 of such costs in the accompanying consolidated balance sheet at October 31, 1999.

     d. BENEFIT PLAN - The Company has a profit-sharing plan covering substantially all employees who have attained the age of 21 and have completed one year of service. Participation commences on the earliest plan entry date after an employee meets eligibility requirements. The only contributions made to the plan are discretionary employer contributions. No discretionary contributions were made during the years ended October 31, 1999, 1998 and 1997.

     e. NET PREMIUMS PAYABLE TO INSURANCE COMPANIES represent premiums collected from the policyholders on behalf of the insurance companies. Amounts collected are periodically remitted to the appropriate insurance company.

     f. REVENUE RECOGNITION - Net commission income includes the commissions earned on sales of MBIs, fees for providing administrative claims services related to the MBIs sold and revenues related to the sales and servicing of VSCs.

          The Company receives one fee (commission) related to the sale of MBIs which covers both the revenue earned for selling the policy and the fee for providing administrative claims services. The Company apportions the revenue consistent with the values associated with each service provided. The revenues for commissions earned on policy sales are recorded when the policy information is received and approved by the Company. The revenues for the fee related to providing administrative claims services is deferred and recognized in income on a straight-line basis over the estimated life of the related contract, generally three years. Policy cancellations are recorded as they occur. All of the MBIs sold represent insurance policies between the insurance companies and the purchaser. The insurance company retains responsibility for the cost of any claims made in accordance with the policies. The Company only acts as a sales agent and claims administrator and does not assume the role of obligor at any time during the life of the policies.

          VSCs represents contracts between the Company and the purchaser for which the Company obtains an insurance policy which guarantees the Company's obligations under the contract. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1 ACCOUNTING FOR SEPARATELY PRICED EXTENDED WARRANTY AND PRODUCT MAINTENANCE CONTRACTS, revenues associated with the sales and servicing of these contracts are deferred and recognized in income on a straight-line basis over the estimated life of the contracts, generally three years.

          The  consolidated  financial  statements  for the  fiscal  year  ended
          October 31, 1998 have been restated to retroactively reflect the adoption of a change in accounting for revenues associated with MBIs and VSCs. (See Note 7.)

     g.   INCOME TAXES - Deferred income taxes are recorded based on differences
          between  the   financial   statement  and  tax  basis  of  assets  and
          liabilities based on income tax rates currently in effect.

     h. NET INCOME PER SHARE - Net income per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE which requires dual presentation of BASIC and DILUTED EPS on the face of the statements of income and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic income per common share is computed on the weighted average number of shares of common stock outstanding during each period. Income per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. Below is the reconciliation required by SFAS No. 128.

NUMBER OF SHARES USED IN COMPUTING INCOME PER SHARE

                                                 1999        1998         1997
                                                 ----        ----         ----
Average number of common shares outstanding -
  Basic                                        2,005,158   2,005,121   2,002,343
Dilutive shares from common stock options
 calculated using the treasury stock method       81,347      41,692       4,434
                                               ---------   ---------   ---------
Average number of common and dilutive
 shares outstanding                            2,086,505   2,046,813   2,006,777
                                               =========   =========   =========

     i. STOCK-BASED COMPENSATION -The Company adopted SFAS No. 123 during 1997. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation costs to be measured based on the fair value of the equity instrument awarded. The Company has elected to measure its stock-based compensation awards to employees based on the provisions of APB Opinion No. 25. APB No. 25 allows recognition of compensation cost based on the intrinsic value of the equity instrument awarded rather than fair value.

     j. USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     k. FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of the Company's financial instruments approximate fair value as the rates in effect approximate current rates obtainable in an open market.

     l. NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company's fiscal year ending October 31, 2001. The Company has not completed evaluating the impact of implementing the provisions of SFAS No. 133.

     m.   RECLASSIFICATIONS  - Certain  reclassifications  have been made to the
          1998  and  1997   financial   statements   to   conform  to  the  1999
          presentation.

2. RELATED PARTY TRANSACTIONS

RECEIVABLE FROM AFFILIATED ENTITIES

This amount represents advances by the Company to other entities owned by the Company's majority stockholder for certain salary expenses incurred by these other entities. The amounts due from the affiliates at October 31, 1999 and 1998 equaled $0 and $29,770, respectively. During 1999, all the amounts were repaid.

NOTE RECEIVABLE FROM STOCKHOLDER

In 1997, the Company advanced $115,586 to the Company's majority stockholder. The note had an interest rate of 8% and was repaid in fiscal 1998.

ACCOUNTS PAYABLE TO AFFILIATED ENTITY

The Company leases it's office space from an affiliated entity. Total amounts payable at October 31, 1999 and 1998 equaled $0 and $33,287, respectively. See
Note 5.

NOTE PAYABLE TO AFFILIATED ENTITY

The Company's note payable to an affiliated entity at October 31, 1997 consisted of $73,189 of borrowings at a variable interest rate (6% as of October 31, 1997). The interest rate was determined annually based on the Internal Revenue Service imputed interest rate. The balance was repaid in full during 1998.

ACCOUNTS PAYABLE TO COMPANY STOCKHOLDER

The Company had a payable to the majority stockholder at October 31, 1997 which was repaid in 1998.

3. INCOME TAXES

Income taxes were as follows for the years ended October 31:

                                         1999            1998            1997
                                         ----            ----            ----
Current                               $ 392,114       $ 254,887       $ 235,642
Deferred                               (200,376)       (100,695)        (66,605)
                                      ---------       ---------       ---------
Total income tax expense              $ 191,738       $ 154,192       $ 169,037
                                      =========       =========       =========

The tax effects of temporary differences that give rise to significant portions of deferred income tax assets at October 31 were as follows:

                                                        1999             1998
                                                        ----             ----
Deferred revenue                                     $ 314,559        $ 202,646
Allowance for doubtful accounts                        (10,000)           4,100
Accrued compensation                                   120,258            8,886
Depreciation                                           (48,619)         (25,498)
Other                                                   14,311
                                                     ---------        ---------
Net deferred income tax assets                       $ 390,509        $ 190,134
                                                     =========        =========

The effective income tax rate differs from the federal statutory income tax rate in effect each year as a result of the following items:

                                               1999     1998    1997
                                               ----     ----    ----
Federal statutory income tax rate               34 %     34 %    34 %
State taxes                                      6        6       6
Other                                            5        1      (1)
                                               ---      ---     ---
Effective income tax rate                       46 %     41 %    39 %
                                               ===      ===     ===

4. STOCK OPTIONS AND STOCK AWARDS

During the year ended October 31, 1998, the Company issued stock options to certain employees. The Company applies APB Opinion No. 25 and related interpretations in measuring compensation expense for its stock options. During the years ended October 31, 1999, 1998 and 1997, compensation expense of $0, $50,500 and $0, respectively, was recognized for the difference between the option exercise price and the estimated fair value of the common stock at the date of grant. Had compensation cost for the Company's stock options been determined based on the fair value of the options at the date of grant consistent with SFAS No. 123, the Company's net income and net income per share would have been adjusted as presented below. Using the Black-Scholes model for common stock option valuation, the Company estimated volatility of 84.7%, risk free interest rate at 6%, and a dividend yield of 0%. All stock options are vested and exercisable when granted.

A summary of the Company's outstanding options as of October 31, 1999 is presented below along with pro-forma income statement information consistent with SFAS No. 123.

                         Exercise          Expiration
           Options        Price               Date
           -------        -----               ----
            33,334       $ 2.25         February 15, 2006
            25,000         1.20         September 30, 2008
             1,667         1.20         October 31, 2008
           100,000         0.94         June 1, 2008
            20,000         1.05         September 30, 2008
             5,000         1.05         October 31, 2008
            ------
           185,001
           =======

                                            1999         1998        1997
                                            ----         ----        ----
Net income           As reported          $221,612     $220,825    $263,377
                     Pro forma            $221,612      $22,230    $263,377
Basic and Diluted
  Net Income         As reported             $0.11        $0.11       $0.13
Per Share            Pro forma               $0.11        $0.01       $0.13

A summary of the activity regarding the Company's outstanding options for the years ended October 31 is presented below:

                                           1999                1998                  1997
                                     -----------------   -----------------    -----------------
                                              Weighted             Weighted            Weighted
                                              Average              Average             Average
                                              Exercise             Exercise            Exercise
                                      Shares   Price     Shares     Price      Shares   Price
                                      ------   -----     ------     -----      ------   -----
Options outstanding at
 beginning of year                   185,001   $1.23      39,834    $2.32      33,334   $2.25
Options granted                           --      --     160,167     1.13       6,500    2.67
Options exercised                         --      --          --       --          --      --
Options cancelled                         --      --     (15,000)    3.06          --      --
                                     -------   -----     -------    -----     -------   -----
Options outstanding at end of year   185,001   $1.23     185,001    $1.23      39,834   $2.32
                                     =======   =====     =======    =====     =======   =====
Fair value of options granted
 during the year                                                    $ .79               $1.36
                                                                    =====               =====

During 1999, the Company accrued for the issuance of 6,666 shares of common stock to an employee. In connection therewith, the Company recorded $20,001 of compensation expense. During 1997, the Company accrued for the issuance of 6,668 shares of common stock to an employee. In connection therewith, the Company recorded $21,672 of compensation expense.

In addition to the options and shares issued during the years ended October 31, 1998 and 1997, discussed above, the Company also has reserved, for issuance, various options and shares to employees which are based on the occurrence of future events including the Company reaching certain sales levels. Under an arrangement approved by the Board of Directors, the CEO and President will be granted options if sales growth goals are met. For every $5 million in sales growth, the CEO will receive options to purchase 1,667 shares at an exercise price of 80 percent of market price at the date sales goals are met. The President will receive options to purchase 5,000 shares at an exercise price of 70 percent of the market price at the date sales goals are met, for every $5 million in sales growth.

5. OPERATING LEASES

The Company has operating leases for office space and equipment which expire on various dates through the year ending October 31, 2004. Total rental expense was approximately $287,000, $248,000 and $153,000 for the years ended October 31, 1999, 1998 and 1997, respectively. Future minimum lease payments under noncancelable operating leases at October 31, 1999 are as follows:

          2000                      $ 293,359
          2001                        290,800
          2002                        277,332
          2003                        279,716
          2004                         46,828
                                      -------
          Total                    $1,188,036
                                   ==========

The Company leases its office space from an affiliate of the Company's majority stockholder. Rent expense for this office space was $206,500, $187,067 and $114,000 for the years ended October 31, 1999, 1998 and 1997, respectively. A new lease was signed with the affiliate on January 1, 1999 which expires on December 31, 2003.

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the sale of insurance and personnel matters. On the basis of information presently available, management does not believe the settlement of any such claims or lawsuits will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In 1997, MBA pursued a lawsuit against a competitor for possible copyright infringement on MBA's proprietary software. Ultimately, the Company settled the lawsuit and received a cash settlement. The Company recorded $168,383 in other income which represented the cash received net of legal and other fees associated with the lawsuit. The Company retained the copyrights to the software and the competitor ceased using the software.

7. RESTATEMENT

Subsequent to the issuance of the Company's consolidated financial statements for the year ended October 31, 1998, management determined that revenue from VSCs, and the portion of revenue from MBI policies associated with administering future claims, should be deferred and recognized in income on a straight-line basis over the estimated life of the contract or policy; that costs directly related to the acquisition of the contract or policy that would not have been incurred but for the acquisition of that contract or policy (incremental direct acquisition costs) should be deferred and charged to expense in proportion to the revenue recognized; and that all other costs should be charged to expense as incurred. Previously, the Company recognized revenue on MBI policies and VSCs at the time of sale and accrued the estimated future costs associated with administering claims. As a result, the Company's 1998 financial statements have been restated from amounts previously reported to correct the accounting for these items. The effect on the 1997 financial statements was not considered significant. A summary of the significant effects of the restatement is as follows:

                                                               1998
                                                 -------------------------------
                                                 As Previously             As
                                                   Reported             Restated
                                                   --------             --------
At October 31, 1998:
  Deferred Revenue                                 $320,205             $498,610
  Retained Earnings                                 640,997              533,954

For the year ended October 31, 1998:
  Net Commission Income                           3,149,869            2,971,464
  Income Before Income Taxes                        553,422              375,017
  Net Income                                        327,868              220,825
  Net Income Per Share-Basic and Diluted               0.16                 0.11

                                 * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not had disagreements with its accountants on any matter regarding accounting principles or financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Board of Directors consists of three people. All Directors hold offices until the next annual meeting at which time there is an election for their successors.

                                                 Position With
Name                      Age                       Company
----                      ---                       -------
Gaylen M. Brotherson       60    President, CEO, Chairman of the Board, Director
Judy K. Brotherson         53    Vice-President, Director
Edward E. Wilczewski       59    Director

Gaylen and Judy Brotherson are husband and wife. No other family relationship exists between the Directors or the executive officers.

THE BUSINESS EXPERIENCE OF EACH OF THE COMPANY'S DIRECTORS IS AS FOLLOWS:

Gaylen Brotherson, 60, became President, CEO, Chairman of the Board, and Director of the Company in November 1995. He was the founder of Mechanical Breakdown Administrators, Inc. Mr. Brotherson served in the United States Navy. In 1960, he received his life, health and accident licenses as well as his property and casualty license. Presently, he is licensed as an insurance agent in 27 states. Since 1989 he has been actively involved in marketing and administering Mechanical Breakdown insurance policies and VSCs under Mechanical Breakdown Administrators, Inc.

Judy Brotherson, 53, has been Vice-President and Director of the Company since November 1995. Mrs. Brotherson is a graduate of Creighton University. Since 1975, she has worked primarily in family owned businesses. She holds insurance licenses in approximately 32 states. She was one of the chief designers of the MBA software management system. She has been working at MBA since 1989 primarily involved in overseeing the finance and data-entry departments.

Edward Wilczewski, 59, has been a Director of the Company since June 1998. Mr. Wilczewski served in the Navy for six years. Mr. Wilczewski is a graduate of the University of Omaha. Primarily for the past thirty years including the present time, he has owned and operated The Charter Group of Arizona, a real estate development company. His company has developed various real estate projects ranging from single family homes to apartment complexes.

OTHER EXECUTIVE OFFICERS AND KEY EMPLOYEES

Michael Zimmerman, 29, is the Chief Financial Officer. He joined the Company in September of 1999. Prior to joining the Company, Mr. Zimmerman worked at PacifiCare, Inc. from November of 1997 to September of 1999 as the accounting supervisor in charge of the day to day accounting for the Nevada HMO and the Nevada and Arizona life insurance products. Prior to joining PacifiCare, Inc., Mr. Zimmerman was an employee from September 1993 to November 1997 at the international accounting and consulting firm KPMG Peat Marwick LLP.

Shelly Beesley, 34, is the Corporate Secretary and Assistant to the President. She has been employed by the Company since January 1993. She originally served as the Executive Assistant for the President and Vice President. At the beginning of 1996, Mrs. Beesley became the corporate secretary. Also, in 1996 Mrs. Beesley served as a Director to the company. Prior to joining the Company, Mrs. Beesley worked in the automotive industry as a Systems Administrator, Customer Service Manager and Assistant Sales Manager.

Michael Gannon, 43, is the Information Systems Manager. He is a graduate of Devry Technical Institute. Mr. Gannon has been employed by the Company since January, 1995. He has helped develop MBA's integrated computer system to serve all customer service, claims, data entry, and sales functions for all the different products MBA offers.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides the annual and other compensation of the Chief Executive Officer and any other employee who qualifies under Regulation S-K section 229.402 for the years ended October 31, 1997, 1998 and 1999.


                                                           Annual Compensation         Long-Term Compensation
                                                      ------------------------------- ------------------------
                                                                                      Restricted    Stock
                                                                                        Stock       Option
                                                                                       (shares)    (Shares)
Name of Principal      Position                 Year    Salary      Bonus   Other(1)    awards      awards
-----------------      --------                 ----    ------      -----   --------    ------      ------
Gaylen M. Brotherson   Chairman of Board        1997    $47,885    $60,000   $17,248
                       Chief Executive Officer  1998    165,497    150,000    20,522                $26,667
                                                1999    150,797               24,672

Judy K. Brotherson     Vice-President           1997     47,885     40,000    12,145
                                                1998     50,000               10,910                125,000
                                                1999     50,000

Richard John, Jr. (2)  Vice President - Sales   1997    290,431                         $13,334
                                                1998    303,732
                                                1999    272,836                          18,337

----------
(1) Included in Other Annual Compensation are an auto lease paid for Gaylen Brotherson in fiscal 1997, 1998 and 1999, an auto lease paid for Judy Brotherson in fiscal 1997 and 1998, auto insurance for Gaylen Brotherson in fiscal 1997, 1998 and 1999, auto insurance for Judy Brotherson in fiscal 1997, 1998 and 1999, and life insurance premiums for Gaylen Brotherson and Judy Brotherson in years 1997, 1998 and 1999.
(2)  Richard John's employment at the Company ended October of 1999.

OPTION GRANTS IN LAST FISCAL YEAR
None

OTHER INCENTIVES AND COMPENSATION

The Company does not have a formal stock option plan. Currently, stock options are granted by the Board of Directors. At October 31, 1998, there were only two employees, Gaylen Brotherson and Judy Brotherson, that had stock options. All options are exercisable. Below is a summary of existing options.

                                   Number of        Strike        Expiration
Name                                Shares           Price           Date
----                                ------           -----           ----

Gaylen Brotherson                    33,334         $ 2.25          2/15/06
                                     25,000         $ 1.20         10/31/08
                                      1,667         $ 1.20         10/31/08

Judy Brotherson                     100,000         $ 0.94           6/1/08
                                     20,000         $ 1.05          9/30/08
                                      5,000         $ 1.05         10/31/08

In addition  per the Board of  Directors  resolution  dated  February  15, 1996,
Gaylen  Brotherson  receives  an option to  purchase  1,667  shares @ 80% of the stock's fair market value for each $5,000,000 increase in sales after $25,000,000 on the date the sales goals are reached. Per the Board of Directors resolution dated June 1, 1998, Judy Brotherson receives an option to purchase 5,000 shares @ 70% of the stock's fair market value for each $5,000,000 increase in sales after $25,000,000 on the date the sales goals are reached. These options will expire ten years from the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of October 31, 1999 concerning shares of Common Stock with $.001 par value, the Company's only voting securities. This table includes all beneficial owners who own more than 5% of the outstanding voting securities, each of the Company's directors by each person who is known by the Company to own beneficially more than 5% of the outstanding voting securities of the Company, and by the Company's executive officers and directors as a group.

                  Name and Address        Amount and Nature
Title of Class  of Beneficial Owner     of Beneficial Owner    Percent of Class
--------------  -------------------     -------------------    ----------------
Common Stock    Gaylen Brotherson         830,955 shares(1)          41.3%
                9419 E. San Salvador
                Suite 105
                Scottsdale, AZ 85258

Common Stock    Judy Brotherson           811,701 shares(1)          40.3%
                9419 E. San Salvador
                Suite 105
                Scottsdale, AZ 85258

Common Stock    CEDE & Co                 171,062 shares              8.5%
                Box 220
                Bowling Green Station
                New York, NY 10274

Common Stock    Shelly Beesley                334 shares              0.0%
                9419 E. San Salvador
                Suite 105
                Scottsdale, AZ 85258

Common Stock    All Directors and       1,642,990 shares             81.7%
                Executive Officers as
                a Group (three people)
----------
(1) This amount represents shares owned and excludes the 60,001 options to purchase common stock for Gaylen Brotherson and the 125,000 options to purchase common stock for Judy Brotherson. If these options were exercised by Gaylen Brotherson and Judy Brotherson, then their percentage of ownership would change to 40.6% and 42.6%, respectively (see Item 6. Executive Compensation).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had a note payable with Gaylen Brotherson, the Chief Executive Officer. As of October 31, 1997 the unpaid balance equaled $73,189. The note was unsecured and paid per annum with a variable interest rate. The variable interest rate was equal to the imputed IRS rate for non-interest bearing loans. During 1998, the Company repaid the note in full. At the time of repayment the interest rate was 6%.

The Company leases its office space from Cactus Partnership. The managing partner of Cactus Partnership is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $206,500, $187,067 and $114,000 for the years ended October 31, 1999, 1998 and 1997, respectively. The Company signed a new lease with the affiliated entity on January 1, 1999. This new lease expires on December 31, 2003.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report under Part II Item 8:

Reference is made to the Index to Financial Statements and Financial Statement Schedules included in Item 8 of Part II hereof, where such documents are listed.

Exhibits  as  required  by  Item  601 of  Regulation  S-K:

3(i) - Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Registrant's Registration Statement on Form 10 (file number 000-28221) filed with the Commission on November 19, 1999).

3(ii) - Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Registrant's Registration Statement on Form 10 (file number 000-28221) filed with the Commission on November 19, 1999).

10(a) - General Agency Agreement between American International Group, Inc. under its subsidiaries, National Union Fire Insurance Company and New Hampshire Insurance Company, and Mechanical Breakdown Administrators, Inc. (incorporated by reference to Exhibit 10(a) to the Registrant's Registration Statement on Form 10 (file number 000-28221) filed with the Commission on November 19, 1999).

     (b) - Agency Agreement between American Bankers Insurance Company of Florida and Mechanical Breakdown Administrators, Inc. (incorporated by reference to Exhibit 10(b) to the Registrant's Registration Statement on Form 10 (file number 000-28221) filed with the Commission on November 19, 1999).

     (c) - Claims Service Agreement between American Bankers Insurance Company of Florida and Mechanical Breakdown Administrators, Inc. (incorporated by reference to Exhibit 10(c) to the Registrant's Registration Statement on Form 10 (file number 000-28221) filed with the Commission on November 19, 1999).

     (d) - Contractual Liability Insurance Policy for Extended Service Contract and Administration/Agency Agreement between American Modern Home Insurance Company and Mechanical Breakdown Administrators, Inc. (incorporated by reference to Exhibit 10(d) to the Registrant's Registration Statement on Form 10 (file number 000-28221) filed with the Commission on November 19, 1999).

     (e) - Board of Directors resolution dated February 15, 1996 regarding Gaylen M. Brotherson's stock options (incorporated by reference to Exhibit 10(e) to the Registrant's Registration Statement on Form 10 (file number 000-28221) filed with the Commission on November 19, 1999).

     (f) - Board of Directors resolution dated June 1, 1998 regarding Judy K. Brotherson's stock options (incorporated by reference to Exhibit 10(f) to the Registrant's Registration Statement on Form 10 (file number 000-28221) filed with the Commission on November 19, 1999).

     (g) - Office Lease (incorporated by reference to Exhibit 10(g) to the Registrant's Registration Statement on Form 10 (file number 000-28221) filed with the Commission on November 19, 1999).

11. - Statement re computation of per share earnings

21. - Subsidiary of the Company

27. - Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                               MBA Holdings, Inc.



/s/ Gaylen Brotherson          Chairman of the Board            January 31, 2000
---------------------------    and Chief Executive Officer
Gaylen Brotherson



/s/ Michael J. Zimmerman       Chief Financial Officer          January 31, 2000
---------------------------
Michael J. Zimmerman