Form 10-K/A
period 1999-10-31
M B A HOLDINGS INC
filed 2000-06-13
CIK 1097273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year ended October 31, 1999 were $5,597,524. The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the average high and low prices of such stock on May 31, 2000, as reported on NASDAQ, was $5,029,468 As of May 31, 2000, there were 2,011,787 shares of the issuer's common stock issued and outstanding.

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

For the three months ended January 31, 2000 and for the years ended October 31, 1999, 1998 and 1997, the net revenues related to sales and servicing of MBI policies represented approximately 92%, 96%, 99% and 100%, respectively, of the Company's net revenues less direct acquisition costs of vehicle service contracts.

VEHICLE SERVICE CONTRACTS

The Company markets and administers VSC programs which enhance the profitability of the sale of automobiles, light trucks, recreational vehicles and automotive components. These products are sold principally through franchised and independent automobile dealers. The VSC is a contract between the Company and the consumer (purchaser) that offers coverages ranging from twelve (12) to eighty-four (84) months and or mileage limitations ranging from 1,000 to 100,000. The coverage is for a broad range of possible failures of mechanical components that may occur during the term of the VSC, exclusive of failures covered by a manufacturers warranty. The Company is primarily responsible for the administration of the contract and related claims during the life of the contract.

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

For the three months ended January 31, 2000 and the years ended October 31, 1999, 1998 and 1997, the net revenues less direct acquisition costs of vehicle service contracts related to sales and servicing of VSCs represented approximately 8%, 4%, 1% and 0%, respectively, of the Company's net revenues less direct acquisition costs of vehicle service contracts.

MBIs AND VSCs

The number of financial institutions, automobile dealers, and recreational vehicle and travel trailer dealers offering the Company's MBI or VSC programs has grown from 1997 through January 31, 2000 to approximately 600.

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

In accordance with the insurance arrangements with these insurers, a fixed amount is remitted for each MBI or VSC sold. The amount is set by the insurance companies and is based upon actuarial analysis of data collected and maintained for each type of coverage and contract term. The insurer is obligated to pay all the claims which fall under the policy even if the claims exceed the premium. Some contracts between the Company and the insurer contain agreements that allow the Company to share in the profits earned by the programs. The Company did not accrue or receive any profit sharing amounts for the years ended October 31, 1999, 1998 and 1997 or for the first quarter ended January 31, 2000.

The number of policies and contracts sold for the periods indicated are noted below:

                                                            Number of
Time Period                                          Policies & Contracts
-----------                                          --------------------
For the three months ended January 31, 2000                 8,224
For the twelve months ended October 31, 1999               34,858
For the twelve months ended October 31, 1998               36,477
For the twelve months ended October 31, 1997               27,000

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

EMPLOYEES

The Company and its subsidiary employ approximately fifty individuals at January 31, 2000 and October 31, 1999, an increase of approximately ten over the year ended October 31, 1998. The increase is due to the expansion of customer service and claims representatives to meet the needs of the Company's expanding business. Total number of external sales force equals three. These people train the insurance agent or representative at the financial institution, dealership, or other sales venue. Internally, there are approximately eight people who handle product inquiries that may result in sales. The rest of the staff is located in the following departments: claims, customer service, data entry, information systems, finance, administration. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been reported in NASDAQ, and currently is reported on NASDAQ's OTC: BB under the trading symbol "MBAI". The number of shareholders of record of the Company's common stock as of October 31, 1999 was
186. As of October 31, 1999, there were 2,011,787 common shares outstanding. On that date, the closing bid price for the Company's common stock, as reported by NASDAQ was $2.75. The following is a summary of the price range of the Company's common stock during its 1999 and 1998 fiscal years:

Common Stock                  High     Low Bid
------------                  ----     -------
Quarter of Fiscal 2000
First                        $ 5.00    $ 2.75

Quarter of Fiscal 1999
First                          2.00      1.88
Second                         2.75      1.75
Third                          2.50      2.00
Fourth                         3.50      2.50

Quarter of Fiscal 1998
First                          5.00      3.00
Second                         5.00      1.25
Third                          3.25      1.25
Fourth                         2.75      1.25

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

During the first quarter of 2000, the Company did not issue any unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                       1996
Fiscal Year Ended October 31,            1999(A)       1998(A)         1997(A)      As Restated      1995
-----------------------------           --------       -------        --------      -----------      ----
Net revenues                          $ 5,597,524     $3,289,477     $1,623,561     $  595,553     $338,982
Net income                                148,016         13,771         46,386          1,752      348,673
Net income per common share                   .07           0.01           0.02           0.00          N/A
Total assets                           14,735,278      6,717,801      2,346,943      1,588,897      693,373
Long-term obligation and redeemable
 preferred stock                               --             --             --             --       73,880
Cash dividends declared per common share       --             --             --             --           --

Three Months Ended January 31,                            2000           1999
------------------------------                            ----           ----
Net revenues                                           1,911,844      1,113,536
Net income (loss)                                        111,631        (22,003)
Net income (loss) per common share                           .06           (.01)
Total assets                                          15,205,778      8,179,558
Long-term obligation and redeemable preferred stock           --             --
Cash dividends declared per common share                      --             --

----------
(A) Subsequent to the original issuance of the Company's consolidated financial statements for the year ended October 31, 1998, management determined that revenue from VSCs, and the portion of revenue from MBI policies associated with administering future claims, should be deferred and recognized in income on a straight-line basis over the estimated life of the contract or policy; that costs directly related to the acquisition of the contract or policy that would not have been incurred but for the acquisition of that contract or policy (incremental direct acquisition costs) should be deferred and charged to expense in proportion to the revenue recognized; and that all other costs should be charged to expense as incurred. Previously, the Company recognized revenue on MBI policies and VSCs at the time of sale and accrued the estimated future costs associated with administering claims. As a result, the Company's 1998 financial statements were restated from amounts previously reported to correct the accounting for these items. The effect on the 1997 financial statements was not considered significant.

Subsequent to the issuance of the Company's consolidated financial statements for the year ended October 31, 1999, management determined that the actual contract life, rather than the average life, should be used for amortization of deferred revenue and that the gross amount of revenue associated with administering future claims, rather than the net amount, should be deferred and recognized as income over the actual contract lives. In addition, management determined that direct acquisition costs of VSCs should be presented as an operating expense. Previously, these costs were included and presented as an offset to revenues from VSCs. As a result, the Company's 1999, 1998 and 1997 financial statements have been restated from amounts previously reported to correct the accounting for these items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2000 AND 1999

Total revenues for the quarter ended January 31, 2000 totaled approximately $1,912,000, an increase of $798,000 from net revenues of $1,114,000 for the quarter ended January 31, 1999. The increase in revenues is primarily due to the number of contracts sold during the quarter ended January 31, 2000 of 8,224 which is an increase of 1,244 from 6,980 contracts sold during the quarter ended January 31, 1999.

Operating income increased by $186,000 to $125,000 for the quarter ended January 31, 2000, from an operating loss of $61,000 for the quarter ended January 31, 1999. The increase is due to the increase in sales during the quarter ended January 31, 2000 compared to the quarter ended January 31, 1999, partially offset by an increase in direct costs of $567,000 from $548,000 to $1,115,000. Direct costs are premiums to insurers and broker commissions relating to VSC sales. The Company did not start selling VSCs until fiscal 1998. Therefore, at January 31, 2000 there were two years of previously deferred direct costs being amortized to expense compared to only one year of previously deferred direct costs being amortized to expense in 1999.

Total operating expenses including direct vehicle service contract costs were $1,787,000 for the quarter ended January 31, 2000, compared to $1,175,000 for the quarter ended January 31, 1999. In addition to the increases in direct vehicle service contract costs, there were increases in salaries and employee benefits and mailings and postage, as a result of the increase in sales volume. As a percentage of net revenues, operating expenses were 93.5 percent for the quarter ended January 31, 2000, compared to 105.5 percent for the quarter ended January 31, 1999. The improvement in the margin was attributable to the greater increase in revenues relative to the corresponding increases in operating costs.

Total other income increased by $36,000 from $25,000 for the quarter ended January 31, 1999 to $61,000 for the quarter ended January 31, 2000. The increase was primarily from a $30,000 increase in interest income due to greater amounts of cash and cash equivalents available for investment during the period.

Net income for the quarter ended January 31, 2000 was $112,000 compared to a net loss for the quarter ended January 31, 1999 of $22,000, which is a result of the foregoing factors.

COMPARISON OF FISCAL YEAR 1999 AND FISCAL YEAR 1998

Net revenues for the year ended October 31, 1999 totaled $5,598,000, an increase of $2,309,000 from net revenues of $3,289,000 for the year ended October 31, 1998. The number of contracts sold of 34,858 for the year ended October 31, 1999 decreased from the number of contracts sold of 36,477 for the year ended October 31, 1998. The increase in net revenues is due to an increase of approximately 30% in premiums charged by the insurance companies that occurred in April 1998.

Operating income increased by $98,000 to $92,000 for the year ended October 31, 1999, from a loss of $6,000 for the year ended October 31, 1998. The Company did not start selling VSCs until fiscal 1998. Therefore, at October 31, 1999 there were two years of previously deferred direct costs amortized to expense compared to only one year of previously deferred direct costs being amortized to expense in 1998. This increase is offset by additional mailings and postage associated with the direct mail program performed by the Company. These costs totaled $441,000, or 7.9 percent of net revenues, for the year ended October 31, 1999. This is an increase from $282,000, or 8.6 percent of net revenues, for the comparable period ended October 31, 1998. The Company purchased additional printers which increased its capacity to produce direct mailing materials. The new printers were not available for all of the year ended October 31, 1998 while they were being used for the entire year ended October 31, 1999. In addition, the increase in mailings and the increase in policies sold over the last couple of years have increased telephone usage as policy holders and potential customers use the Company's toll free line for inquiries.

Total operating expenses including mailings and postage were $5,506,000 for the year ended October 31, 1999, compared to $3,296,000 for the year ended October 31, 1998. As a percentage of net revenues, operating expenses were 98 percent for the year ended October 31, 1999, compared to 100.2 percent for the year ended October 31, 1998. The increase in expenses is due to an increase in the direct costs associated with the increase in VSC sales and additional direct mailing materials, as noted above. Also, the increase in policies sold over the last three years has increased the number of phone calls received by the Company. Telephone expense increased from $81,000 in 1998 to $149,000 in 1999. These items have accounted for the increase in general and administrative expense.

Net income for the year ended October 31, 1999 was $148,000, compared to net income for the year ended October 31, 1998 of $14,000, which is a result of the foregoing factors.

COMPARISON OF FISCAL YEAR 1998 AND FISCAL YEAR 1997

Net revenues for the fiscal year ended October 31, 1998 totaled $3,289,000, an increase of $1,665,000 from net revenues of $1,624,000 for the fiscal year ended October 31, 1997. This increase is consistent with the increase in the number of policies sold in fiscal 1998 versus fiscal 1997. In 1998 and 1997, there were 36,477 and 27,000 policies sold, respectively. The increase is due to an increase in the credit union and direct mail number of policies sold.

Operating loss decreased by $85,000 to a loss of $6,000 for the fiscal year ended October 31, 1998, from a loss of $91,000 for the fiscal year ended October 31, 1997. This decrease in operating loss is due to additional sales in 1998 and a higher percentage of a reversal of previously deferred revenue against the current year deferral of revenue. In addition, there was a 10% rate increase that occurred in 1998 that resulted in higher net revenues.

Mailings and postage associated with the direct mail product totaled $282,000, or 8.6 percent of net revenue, for the fiscal year ended October 31, 1998, an increase from $249,000, or 15.3 percent of net revenue, for the comparable period ended October 31, 1997. This $33,000 increase was attributable primarily to an increase in mailings during 1998 as the Company purchased additional printers which increased its capacity to produce direct mailing materials.

Total operating expenses including selling expenses were $3,296,000 for the fiscal year ended October 31, 1998, compared to $1,714,000 for the fiscal year ended October 31, 1997. The increase in expenses is due to an increase in the direct costs associated with the increase in VSC sales. As a percentage of net revenues, operating expenses were 100.2 percent for the fiscal year ended October 31, 1998, compared to 105.5 percent for the fiscal year ended October 31, 1997. The decrease in expenses as a percentage of revenues is due to an increase in the recognition of deferred revenues in 1998 versus 1997. Also, the increase in expenses is due to additional customer service and claims personnel. This increase was considered necessary given the increase in sales.

In 1997, MBA pursued a lawsuit against a competitor for possible copyright infringement on MBA's proprietary software. Ultimately, the Company settled the lawsuit and received a cash settlement. The Company recorded $168,383 in other income during 1997 which represented the cash received net of legal and other fees associated with the lawsuit. The Company retained the copyrights to the software and the competitor ceased using the software. There was no corresponding lawsuit settlement in any other periods presented.

As a result of the foregoing factors, the net income for the fiscal year ended October 31, 1998 was $14,000, compared to $46,000 for the fiscal year ended October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF JANUARY 31, 2000 AND OCTOBER 31, 1999

Working capital at January 31, 2000 consisted of current assets of $8,146,000 and current liabilities of $7,186,000, or a current ration of 1.13:1. At October 31, 1999, the current ratio was 1.11:1 with current assets of $8,314,000 and current liabilities of $7,458,000.

As of January 31, 2000, the Company's cash position decreased to $3,807,000 from $4,350,000 at October 31, 1999. Of the $3,807,000, $239,000 is classified as restricted cash; there was $925,000 of restricted cash at October 31, 1999. The largest component of the restricted cash represented claims payment advances provided by insurance companies. This enables the Company to make claims payments on behalf of the insurance companies. The decrease in cash is due to the timing of when the Company receives cash from the insurance companies for claims payments.

Deferred direct costs, including both the current and non-current portions, increased by $923,000 to $9,753,000 at January 31, 2000 from $8,830,000 at
October 31, 1999. Direct costs are costs that are directly related to the sale of VSCs. These costs are deferred in the same proportion as VSC revenue. The Company started selling VSCs in 1998. Therefore, the increase in the costs is due to an increase in VSC sales over the last two years.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of January 31, 2000, the amount owed to the insurance companies decreased to $2,257,000 from $2,894,000 at October 31, 1999, which is due to the timing of payments remitted to the insurance companies.

Deferred revenues, including both the current and non-current portions, increased by $999,000 to $11,704,000 at January 31, 2000 from $10,705,000 at
October 31, 1999. Deferred revenue consists of VSC gross sales and estimated administrative service fees relating to the sales of MBI policies. The increase is primarily due to the Company beginning to sell VSCs in 1998. Therefore, the increase in the deferred revenue is due to an increase in VSC sales over the last two years. Additionally, MBI sales have increased over the last five years.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Index to Consolidated Financial Statements for the three months ended January 31, 2000 and 1999 (unaudited) and years ended October 31, 1999, 1998 and 1997:

    Independent Auditors' Report
    Consolidated Balance Sheets
    Consolidated Statements of Income (Loss)
    Consolidated Statements of Stockholders' Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT
Board of Directors and Stockholders
M.B.A. Holdings, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of M.B.A. Holdings, Inc. and subsidiary (the "Company") as of October 31, 1999 and 1998, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7, the accompanying consolidated financial statements have been restated.


/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
January 5, 2000 (May 12, 2000 as to Note 7)

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2000 (UNAUDITED), OCTOBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                          October 31,
ASSETS                                            January 31,     ----------------------------
                                                     2000            1999            1998
                                                  (Unaudited)     As Restated,    As Restated,
                                                   See Note 8      See Note 7      See Note 7
                                                  ------------    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                       $  3,567,757    $  3,424,934    $  1,914,001
  Restricted cash                                      239,173         924,698         450,988
  Receivables:
    Accounts receivable, net of allowance
      for doubtful accounts of $19,025
      (2000 and 1999) and $10,000 (1998)               385,268         386,805         296,173
    Receivable from affiliated entities (Note 2)                                        29,770
  Prepaid expenses and other assets                     97,286         109,888         136,752
  Deferred direct costs                              3,519,776       3,182,789       1,135,747
  Deferred income tax asset (Note 3)                   336,332         284,412         199,079
                                                  ------------    ------------    ------------
           Total current assets                      8,145,592       8,313,526       4,162,510
                                                  ------------    ------------    ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                   179,608         174,381         148,493
  Office equipment and furniture                       154,533         149,309         136,929
  Vehicle                                               16,400          16,400          16,400
  Leasehold improvements                                71,227          69,053          61,153
  Capitalized software costs                            21,865          17,500
                                                  ------------    ------------    ------------
           Total property and equipment                443,633         426,643         362,975
  Accumulated depreciation and amortization           (170,683)       (154,267)       (101,236)
                                                  ------------    ------------    ------------
           Property and equipment - net                272,950         272,376         261,739

Deferred direct costs                                6,233,099       5,647,160       1,987,676
Deferred income tax asset (Note 3)                     554,137         502,216         305,876
                                                  ------------    ------------    ------------

TOTAL                                             $ 15,205,778    $ 14,735,278    $  6,717,801
                                                  ============    ============    ============

                                                                     (Continued)

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2000 (UNAUDITED), OCTOBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                          October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                               January 31,     ---------------------------
                                                                      2000           1999            1998
                                                                   (Unaudited)    As restated,    As restated,
                                                                   See Note 8      See Note 7      See Note 7
                                                                   -----------     -----------     -----------
CURRENT LIABILITIES:
  Net premiums payable to insurance companies                      $ 2,256,606     $ 2,893,591     $ 1,508,537
  Accounts payable and accrued expenses                                614,233         597,444         446,779
  Accounts payable to affiliated entity (Note 2)                                                        33,287
  Deferred revenues                                                  4,242,932       3,872,479       1,601,594
  Income taxes payable (Note 3)                                         72,420          94,159          75,529
                                                                   -----------     -----------     -----------
           Total current liabilities                                 7,186,191       7,457,673       3,665,726
DEFERRED RENT                                                           34,462          32,104
DEFERRED REVENUES                                                    7,460,706       6,832,713       2,807,304
                                                                   -----------     -----------     -----------
           Total liabilities                                        14,681,359      14,322,490       6,473,030
                                                                   -----------     -----------     -----------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)
STOCKHOLDERS' EQUITY (Note 4):
  Preferred stock, $.001 par value; 20,000,000 shares
    authorized; none issued and outstanding
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 2,011,787 (2000 and 1999) and 2,005,121 (1998)
    shares issued and outstanding                                        2,012           2,012           2,005
  Additional paid-in-capital                                           200,851         200,851         180,857
  Retained earnings                                                    321,556         209,925          61,909
                                                                   -----------     -----------     -----------
        Total stockholders' equity                                     524,419         412,788         244,771
                                                                   -----------     -----------     -----------
TOTAL                                                              $15,205,778     $14,735,278     $ 6,717,801
                                                                   ===========     ===========     ===========

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED JANUARY 31, 2000 AND 1999 (UNAUDITED) AND
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                 January 31,                           October 31,
                                                          --------------------------    -----------------------------------------
                                                             2000           1999           1999           1998          1997
                                                                 (Unaudited)           As Restated,   As Restated,   As Restated,
                                                                  See Note 8            See Note 7     See Note 7     See Note 7
                                                          --------------------------    -----------    -----------    -----------
  Vehicle service contract gross income                   $ 1,179,430    $   589,976    $ 2,729,999    $   707,621
  Net mechanical breakdown insurance income                   570,357        396,265      2,322,217      2,196,569    $ 1,444,042
  MBI administrative service revenue                          162,057        127,295        545,308        385,287        179,519
                                                          -----------    -----------    -----------    -----------    -----------
NET REVENUES                                                1,911,844      1,113,536      5,597,524      3,289,477      1,623,561
                                                          -----------    -----------    -----------    -----------    -----------

OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts     1,115,312        548,346      2,604,436        669,818
  Salaries and employee benefits                              375,409        357,861      1,544,793      1,552,347        877,031
  Mailings and postage                                         82,193         69,769        441,332        282,018        249,105
  Rent and lease expense                                       65,943         69,954        286,785        248,418        153,421
  Professional fees                                            42,081         41,762        159,105        193,259        174,197
  Telephone                                                    24,623         23,064        149,282         80,905         64,530
  Depreciation and amortization                                16,416         14,468         57,873         52,770         42,190
  Merchant and bank charges                                     5,219          5,099         18,111         22,992         15,503
  Insurance                                                    10,287          4,568         29,029         42,717         35,841
  Supplies                                                     10,486          7,117         46,353         30,676         34,701
  License and fees                                              4,170          2,138         12,756          9,180          3,521
  Other operating expenses                                     34,661         30,662        156,082        110,673         64,242
                                                          -----------    -----------    -----------    -----------    -----------
           Total operating expenses                         1,786,800      1,174,808      5,505,937      3,295,773      1,714,282
                                                          -----------    -----------    -----------    -----------    -----------
OPERATING INCOME (LOSS)                                       125,044        (61,272)        91,587         (6,296)       (90,721)
                                                          -----------    -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Proceeds from settlement of lawsuit                                                                                     168,383
  Finance fee income                                           15,707          8,353         50,567         14,210         10,937
  Interest income                                              46,419         16,887        122,829         62,880         30,191
  Interest expense                                               (390)                       (5,996)        (8,103)       (13,313)
  Other expense                                                  (729)          (637)          (531)       (39,480)       (28,123)
                                                          -----------    -----------    -----------    -----------    -----------
        Total other income                                     61,007         24,603        166,869         29,507        168,075
                                                          -----------    -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                             186,051        (36,669)       258,456         23,211         77,354
INCOME TAXES (Note 3)                                          74,420        (14,666)       110,440          9,440         30,968
                                                          -----------    -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                         $   111,631    $   (22,003)   $   148,016    $    13,771    $    46,386
                                                          ===========    ===========    ===========    ===========    ===========

BASIC NET INCOME (LOSS) PER SHARE                         $      0.06    $     (0.01)   $      0.07    $      0.01    $      0.02
                                                          ===========    ===========    ===========    ===========    ===========
DILUTED NET INCOME PER SHARE                              $      0.05    $     (0.01)   $      0.07    $      0.01    $      0.02
                                                          ===========    ===========    ===========    ===========    ===========

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC                                       2,011,787      2,005,121      2,005,158      2,005,121      2,002,343
                                                          ===========    ===========    ===========    ===========    ===========
AVERAGE NUMBER OF COMMON AND
  DILUTIVE SHARES OUTSTANDING                               2,093,134      2,005,121      2,086,505      2,046,813      2,006,777
                                                          ===========    ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED JANUARY 31, 2000 (UNAUDITED) AND
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                              Common Stock                                      Total
                                          ---------------------     Additional    Retained   Stockholders'
                                           Shares      Amount    Paid-in-capital  Earnings      Equity
                                          ---------   ---------     ---------     ---------   ---------
BALANCE, NOVEMBER 1, 1996 (As restated)   1,998,453   $   1,998     $ 108,692     $   1,752   $ 112,442

  Stock compensation expense                  6,668           7        21,665                    21,672

  Net income (As restated, see Note 7)                                               46,386      46,386
                                          ---------   ---------     ---------     ---------   ---------

BALANCE, OCTOBER 31, 1997                 2,005,121       2,005       130,357        48,138     180,500

  Stock compensation expense                                           50,500                    50,500

  Net income (As restated, see Note 7)                                               13,771      13,771
                                          ---------   ---------     ---------     ---------   ---------

BALANCE, OCTOBER 31, 1998                 2,005,121       2,005       180,857        61,909     244,771

  Stock compensation expense                  6,666           7        19,994                    20,001

  Net income (As restated, see Note 7)                                              148,016     148,016
                                          ---------   ---------     ---------     ---------   ---------

BALANCE, OCTOBER 31, 1999                 2,011,787       2,012       200,851       209,925     412,788

  Net income (unaudited)                                                            111,631     111,631
                                          ---------   ---------     ---------     ---------   ---------

BALANCE, JANUARY 31, 2000 (unaudited)     2,011,787   $   2,012     $ 200,851     $ 321,556   $ 524,419
                                          =========   =========     =========     =========   =========

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2000 AND 1999 (UNAUDITED) AND
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                        January 31,                          October 31,
                                                 --------------------------    ----------------------------------------
                                                    2000           1999          1999           1998           1997
                                                        (Unaudited)           As Restated,   As Restated,   As Restated,
                                                         See Note 8            See Note 7     See Note 7     See Note 7
                                                 ----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                              $  111,631    $  (22,003)    $   148,016     $    13,771    $   46,386
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation and amortization                    16,416        14,468          57,873          52,770        42,190
   Gain on sale of equipment                                                      (4,342)
   Deferred income taxes                          (103,841)      (85,666)       (281,673)       (245,447)     (201,915)
   Stock-based compensation                                                       20,001          50,500        21,672
   Changes in assets and liabilities:
    Restricted cash                                685,525       (71,874)       (473,710)       (240,241)     (210,747)
    Accounts receivable                              1,537        19,608         (90,632)       (151,937)       41,353
    Receivable from affiliated entities                          (10,720)         29,770          (3,876)      (25,894)
    Prepaid expenses and other assets               12,602       (29,388)         26,864        (135,465)        2,572
    Deferred direct costs                         (922,926)     (949,028)     (5,706,526)     (3,123,422)
    Net premiums payable to insurance companies   (636,985)      443,905       1,385,054         451,917        46,524
    Accounts payable and accrued expenses           16,789      (130,854)        150,665         346,240        32,252
    Accounts payable to affiliated entities                       70,384         (33,287)         15,914       (85,375)
    Income taxes payable                           (21,739)       11,000          18,630        (134,113)      180,682
    Deferred rent                                    2,358         9,631          32,104
    Deferred revenues                              998,446     1,079,694       6,296,294       3,754,557       501,783
                                                ----------    ----------     -----------     -----------    ----------
      Net cash provided by operating
       activities                                  159,813       349,157       1,575,101         651,168       391,483
                                                ----------    ----------     -----------     -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                (16,990)       (9,445)        (71,168)       (167,148)     (117,131)
 Proceeds from sale of equipment                                                   7,000
 Net decrease in certificates of deposit                                                         120,000        22,264
                                                ----------    ----------     -----------     -----------    ----------
      Net cash used in investing activities        (16,990)       (9,445)        (64,168)        (47,148)      (94,867)
                                                ----------    ----------     -----------     -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on notes payable to affiliated entity                                                  (73,189)       (2,998)
 Payments on payables to Company stockholder                                                     (54,740)      (14,880)
 Payment (issuance) of note receivable from
  stockholder                                                                                    115,586      (115,586)
                                                ----------    ----------     -----------     -----------    ----------
      Net cash used in financing activities                                                      (12,343)     (133,464)
                                                ----------    ----------     -----------     -----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS          142,823       339,712       1,510,933         591,677       163,152
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR     3,424,934     1,914,001       1,914,001       1,322,324     1,159,172
                                                ----------    ----------     -----------     -----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $3,567,757    $2,253,713     $ 3,424,934     $ 1,914,001    $1,322,324
                                                ==========    ==========     ===========     ===========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Cash paid for interest                         $      125    $      159     $     1,911     $     8,100    $    7,500
                                                ==========    ==========     ===========     ===========    ==========
 Cash paid for income taxes                     $  200,000    $   60,000     $   373,483     $   389,000    $   52,000
                                                ==========    ==========     ===========     ===========    ==========

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JANUARY 31, 2000 AND 1999 (UNAUDITED) AND
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

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

     c. PROPERTY AND EQUIPMENT - The historical cost of computer equipment, office equipment and furniture is depreciated by accelerated and straight-line methods over their estimated useful lives which range from three to seven years. The accelerated depreciation method used for computer equipment and office equipment is a double declining balance method. The double declining balance method depreciates the assets more quickly during the earlier years of their useful lives whereas the straight-line method depreciates the assets evenly over their lives. Leasehold improvements are amortized over the shorter of the life of the asset or the related lease term.

          The Company reviews its long-lived assets for possible impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, and has concluded that no impairment charge is necessary during 1999, 1998, or 1997. If the Company found an instance where impairment existed, the Company would record the asset at the fair value of the asset based on estimated discounted cash flows.

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

     f. REVENUE RECOGNITION - Net revenues includes the commissions earned on sales of MBIs, fees for providing administrative claims services related to the MBIs sold and revenues related to the sales and servicing of VSCs.

          The Company receives one fee (commission) related to the sale of MBIs which covers both the revenue earned for selling the policy and the fee for providing administrative claims services. The Company apportions the revenue consistent with the values associated with each service provided. The revenues for commissions earned on policy sales are recorded when the policy information is received and approved by the Company. The revenues for the fee related to providing administrative claims services are deferred and recognized in income on a straight-line basis over the actual life of the related policy.

          Customers generally have the right to cancel their policy or vehicle service contract at any time. When a customer cancels the policy or contract, the unused portion of the policy or contract is returned to the customer less a cancellation fee as described in the contract and permitted by state law. The Company, insurance companies, and sub-agents (if applicable) repay the remaining balance on the policy in the same proportion as received at the time of the initial sale. The cancellation fee is retained entirely by the Company. When a policy is cancelled, the Company records the Company's portion of the cancellation repayment (net of any cancellation fee received and net of any related deferred revenue) as a reduction or increase (as applicable) in total revenues. The amount of cancellation repayments, net of cancellation fees received, historically has not been significant.

          All of the MBIs sold represent insurance policies between the insurance companies and the purchaser. The insurance company retains responsibility for the cost of any claims made in accordance with the policies. The Company only acts as a sales agent and claims administrator and does not assume the role of obligor at any time during the life of the policies.

          VSCs represents contracts between the Company and the purchaser for which the Company obtains an insurance policy which guarantees the Company's obligations under the contract. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1 ACCOUNTING FOR SEPARATELY PRICED EXTENDED WARRANTY AND PRODUCT MAINTENANCE CONTRACTS, revenues associated with the sales and servicing of these contracts are deferred and recognized in income on a straight-line basis over the actual life of the contracts.

          The consolidated financial statements for the fiscal year ended October 31, 1999, 1998 and 1997 have been restated to retroactively reflect the adoption of changes in accounting for revenues associated with MBIs and VSCs. (See Note 7.)

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

          NUMBER OF SHARES USED IN COMPUTING INCOME
            PER SHARE YEAR ENDED OCTOBER 31,            1999         1998         1997
                                                     ----------   ----------   ----------
          Average number of common shares
          outstanding - Basic                         2,005,158    2,005,121    2,002,343

          Dilutive shares from common stock
          options calculated using the treasury
          stock method                                   81,347       41,692        4,434
                                                     ----------   ----------   ----------
          Average number of common and
          dilutive shares outstanding                 2,086,505    2,046,813    2,006,777
                                                     ==========   ==========   ==========

     i. STOCK-BASED COMPENSATION - The Company adopted SFAS No. 123 during 1997. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation costs to be measured based on the fair value of the equity instrument awarded. The Company has elected to measure its stock-based compensation awards to employees based on the provisions of APB Opinion No. 25. APB No. 25 allows recognition of compensation cost based on the intrinsic value of the equity instrument awarded rather than fair value.

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

ACCOUNTS PAYABLE TO AFFILIATED ENTITY

The Company leases its office space from an affiliated entity. Total amounts payable at October 31, 1999 and 1998 equaled $0 and $33,287, respectively. See
Note 5.

NOTE PAYABLE TO AFFILIATED ENTITY

The Company's note payable to an affiliated entity at October 31, 1997 consisted of $73,189 of borrowings at a variable interest rate (6% as of October 31, 1997). The interest rate was determined annually based on the Internal Revenue Service imputed interest rate. The balance was repaid in full during 1998.

ACCOUNTS PAYABLE TO COMPANY STOCKHOLDER

The Company had a payable to the majority stockholder at October 31, 1997 which was repaid in 1998.

3. INCOME TAXES

Income taxes were as follows for the years ended October 31:

                                            1999         1998         1997
                                          ---------    ---------    ---------
     Current                              $ 392,114    $ 254,887    $ 232,883
     Deferred                              (281,674)    (245,447)    (201,915)
                                          ---------    ---------    ---------

     Total income tax expense (benefit)   $ 110,440    $   9,440    $  30,968
                                          =========    =========    =========

The tax effects of temporary differences that give rise to significant portions of deferred income tax assets at October 31 were as follows:

                                                       1999         1998
                                                     ---------    ---------
     Deferred revenue                                $ 710,678    $ 517,467
     Allowance for doubtful accounts                   (10,000)       4,100
     Accrued compensation                              120,258        8,886
     Depreciation                                      (48,619)     (25,498)
     Other                                              14,311
                                                     ---------    ---------

     Net deferred income tax assets                  $ 786,628    $ 504,955
                                                     =========    =========

The effective income tax rate differs from the federal statutory income tax rate in effect each year as a result of the following items:

                                                   1999      1998      1997
                                                   ----      ----      ----
     Federal statutory income tax rate               34%       34%       34%
     State taxes                                      6         6         6
     Other                                            3         1
                                                   ----      ----      ----

     Effective income tax rate                       43%       41%       40%
                                                   ====      ====      ====

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

                                Exercise              Expiration
           Options               Price                   Date
           --------             --------              ----------
             33,334              $ 2.25            February 15, 2006
             25,000                1.20            September 30, 2008
              1,667                1.20             October 31, 2008
            100,000                0.94               June 1, 2008
             20,000                1.05            September 30, 2008
              5,000                1.05             October 31, 2008
           --------
            185,001
           ========

                                                          1999          1998         1997
                                                        --------     ---------     --------
Net income (loss)                     As reported       $148,016     $  13,771     $ 46,386
                                      Pro forma         $148,016     $(184,824)    $ 46,386

Basic net income (loss) per share     As reported       $   0.07     $    0.01     $   0.02
Diluted net income (loss) per share                     $   0.07     $    0.01     $   0.02

Basic net income (loss) per share     Pro forma         $   0.07     $   (0.09)    $   0.02
Diluted net income (loss) per share                     $   0.07     $   (0.09)    $   0.02

A summary of the activity regarding the Company's outstanding options for the years ended October 31 is presented below:

                                               1999                   1998                  1997
                                          ------------------    -------------------    ------------------
                                                    Weighted               Weighted              Weighted
                                                    Average                Average               Average
                                                    Exercise               Exercise              Exercise
                                           Shares    Price       Shares     Price       Shares    Price
                                          --------   -----      --------    -----      --------   -----
Options outstanding at beginning of year   185,001   $1.23        39,834    $2.32        33,334   $2.25
Options granted                                 --      --       160,167     1.13         6,500    2.67
Options exercised                               --      --            --       --            --      --
Options cancelled                               --      --       (15,000)    3.06            --      --
                                          --------   -----      --------    -----      --------   -----
Options outstanding at end of year         185,001   $1.23       185,001    $1.23        39,834   $2.32
                                          ========   =====      ========    =====      ========   =====

Fair value of options granted during
 the year                                                                   $ .79                 $1.36
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

5. OPERATING LEASES

The Company has operating leases for office space and equipment which expire on various dates through the year ending October 31, 2004. Total rental expense was approximately $293,000, $248,000 and $153,000 for the years ended October 31, 1999, 1998 and 1997, respectively. Future minimum lease payments under noncancelable operating leases at October 31, 1999 are as follows:

     2000                                $   293,359
     2001                                    290,800
     2002                                    277,332
     2003                                    279,716
     2004                                     46,828
                                         -----------

     Total                               $ 1,188,036
                                         ===========

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

7. RESTATEMENTS

Subsequent to the original issuance of the Company's consolidated financial statements for the year ended October 31, 1998, management determined that revenue from VSCs, and the portion of revenue from MBI policies associated with administering future claims, should be deferred and recognized in income on a straight-line basis over the estimated life of the contract or policy; that costs directly related to the acquisition of the contract or policy that would not have been incurred but for the acquisition of the contract or policy (incremental direct acquisition costs) should be deferred and charged to expense in proportion to the revenue recognized; and that all other costs should be charged to expense as incurred. Previously, the Company recognized revenue on MBI policies and VSCs at the time of sale and accrued the estimated future costs associated with administering claims. As a result, the Company's 1998 financial statements were restated from amounts previously reported to record deferred revenue from VSCs and amortize the deferred revenue based on the estimated average life of the related contracts and to record deferred revenue associated with administering future claims from MBI policies based on the estimated net revenue (administrative fees less commissions and other costs expected to be realized). The effect on the 1997 financial statements was not considered significant.

Subsequent to the issuance of the Company's consolidated financial statements for the year ended October 31, 1999, management determined that the actual contract life, rather than the average life, should be used for amortization of deferred revenue and that the gross amount of revenue associated with administering future claims, rather than the net amount, should be deferred and recognized as income over the actual contract lives. In addition, management determined that direct acquisition costs of VSCs should be presented as an operating expense. Previously, these costs were included and presented as an offset to revenues from VSCs. As a result, the Company's 1999, 1998, and 1997 financial statements have been restated from amounts previously reported to correct the accounting for these items.

A summary of the significant effects of the restatements is as follows:

AT OCTOBER 31:                                1999                         1998                        1997
                                     ------------------------     -----------------------     -----------------------
                                    As Previously               As Previously               As Previously
                                      Reported    As Restated      Reported   As Restated      Reported    As Restated
                                      --------    -----------      --------   -----------      --------    -----------
Deferred revenues                    $  933,484   $10,705,192     $  498,610   $4,408,898             --           --
Deferred direct costs                        --     8,829,949             --    3,123,423             --           --
Retained earnings                       755,566       209,925        533,954       61,909     $  313,129   $   48,138

FOR THE YEAR ENDED OCTOBER 31:
Net revenues                          3,147,982     5,597,524      2,971,464    3,289,477      1,978,621    1,623,561
Direct acquisition costs of vehicle
 service contracts                           --     2,604,436             --      669,818             --           --
Income before income taxes              413,350       258,456        375,017       23,211        432,414       77,354
Net income                              221,612       148,016        220,825       13,771        263,377       46,386
Net income per share - Basic               0.11          0.07           0.11         0.01           0.13         0.02
Net income per share - Diluted             0.11          0.07           0.11         0.01           0.13         0.02

8. THREE MONTHS ENDED JANUARY 31, 2000 AND 1999 (UNAUDITED)

The accompanying interim financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting and generally accepted accounting principles as they relate to interim financial reporting. Accounting policies utilized in the preparation of financial information herein presented are the same as set forth in the Company's annual financial statements. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the management of the Company, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. Interim results of operations are not necessarily indicative of the results of operations for the full year.

     (a) STOCK OPTIONS - During the three months ended January 31, 2000, there were no options granted by the Company's Board of Directors.

     (b) OPERATING LEASES - The Company entered into a new operating lease agreement for existing office space on January 1, 1999 from an affiliate of the majority stockholder. Total rent expense for the three months ended January 31, 2000 and 1999 was approximately $66,000 and $70,000, respectively including $53,000 and $50,000, respectively paid to an affiliated company of the majority shareholder for rent expense. Future minimum payments as of January 31, 2000 for the fiscal years ending October 31 are as follows:

          2000                                                 182,052
          2001                                                 250,826
          2002                                                 262,964
          2003                                                 278,318
          2004                                                  46,828
          2005 and thereafter                                       --
                                                           -----------

          Total                                            $ 1,020,988
                                                           ===========

     (c) NET INCOME PER SHARE - Net income per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE which requires dual presentation of BASIC and DILUTED EPS on the face of the statements of income and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic income per common share is computed on the weighted average number of shares of common stock outstanding during each period. Income per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. The calculation of dilutive shares in 1999 is considered to be anti-dilutive due to the net loss incurred by the Company. Below is the reconciliation required by SFAS No. 128.

          NUMBER OF SHARES USED IN COMPUTING INCOME PER SHARE
          THREE MONTHS ENDED JANUARY  31,                   2000         1999
                                                         ----------   ----------
          Average number of common shares
          outstanding - Basic                             2,011,787    2,005,121

          Dilutive shares from common stock options
          calculated using the treasury stock method         81,347           --
                                                         ----------   ----------

          Average number of common and dilutive
          shares outstanding                              2,093,134    2,005,121
                                                         ==========   ==========

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


     Name               Age            Position With Company
     ----               ---            ---------------------
Gaylen M. Brotherson    60      President, CEO, Chairman of the Board, Director
Judy K. Brotherson      53      Vice-President, Director
Edward E. Wilczewski    59      Director

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


                                                        ANNUAL COMPENSATION       LONG-TERM COMPENSATION
                                                     --------------------------   ----------------------
                                                                                  Restricted    Stock
                                                                                    Stock       Option
                                                                                   (Shares)    (Shares)
Name of Principal     Position                 Year   Salary    Bonus   Other(1)    Awards      Awards
-----------------     --------                 ----   ------    -----   --------    ------      ------
Gaylen M. Brotherson  Chairman of Board        1997 $ 47,885  $ 60,000  $17,248
                      Chief Executive Officer  1998  165,497   150,000   20,522                $ 26,667
                                               1999  150,797             24,672

Judy K. Brotherson    Vice-President           1997   47,885    40,000   12,145
                                               1998   50,000             10,910                 125,000
                                               1999   50,000

Richard John, Jr.(2)  Vice President - Sales   1997  290,431                        $13,334
                                               1998  303,732
                                               1999  272,836                         18,337

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

(2)  Richard John's employment at the Company ended October of 1999.

OPTION GRANTS IN LAST FISCAL YEAR

None

OTHER INCENTIVES AND COMPENSATION

The Company does not have a formal stock option plan. Currently, stock options are granted by the Board of Directors. At October 31, 1999, there were only two employees, Gaylen Brotherson and Judy Brotherson, that had stock options. All options are exercisable. Below is a summary of existing options.

                                  Number of      Strike      Expiration
                Name               Shares         Price         Date
                ----               ------         -----         ----
        Gaylen Brotherson          33,334         $2.25        2/15/06
                                   25,000         $1.20       10/31/08
                                    1,667         $1.20       10/31/08

        Judy Brotherson           100,000         $0.94         6/1/08
                                   20,000         $1.05        9/30/08
                                    5,000         $1.05       10/31/08

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

                  Name and Address        Amount and Nature
Title of Class   of Beneficial Owner     of Beneficial Owner    Percent of Class
--------------   -------------------     -------------------    ----------------
Common Stock     Gaylen Brotherson         830,955 shares (1)         41.3%
                 9419 E. San Salvador
                 Suite 105
                 Scottsdale, AZ 85258

Common Stock     Judy Brotherson           811,701 shares (1)         40.3%
                 9419 E. San Salvador
                 Suite 105
                 Scottsdale, AZ 85258

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

11   - Statement re computation of per share earnings

21   - Subsidiary of the Company

27.1 - Financial Data Schedule for the three months ended January 31, 2000.

27.2 - Restated Financial Data Schedule for the twelve months ended October 31, 1999, 1998 and 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. MBA Holdings, Inc.


Dated: June 13, 2000           By: /s/ Gaylen Brotherson
                               -------------------------------------------------
                               Gaylen Brotherson
                               Chairman of the Board and Chief Executive Officer


Dated: June 13, 2000           By: /s/ Michael J. Zimmerman
                               -------------------------------------------------
                               Michael J. Zimmerman,
                               Chief Financial Officer