Form 10-Q
period 2000-01-31
M B A HOLDINGS INC
filed 2000-06-14
CIK 1097273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended January 31, 2000.


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


Number of Common Stock shares (.001 par value) outstanding at May 31, 2000:
2,011,787

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                               MBA Holdings, Inc

                                     Index


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

     Condensed Consolidated Balance Sheets as of January 31, 2000
     and October 31, 1999                                                  3

     Condensed Consolidated Statements of Income (loss) for the three
     months ended January 31, 2000 and 1999                                5

     Condensed Consolidated Statements of Cash Flows for the three
     months ended January 31, 2000 and 1999                                6

     Notes to Condensed Consolidated Financial Statements                  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                          8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         9


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                 10

SIGNATURE                                                                 11

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JANUARY 31, 2000 AND OCTOBER 31, 1999
--------------------------------------------------------------------------------

ASSETS                                               January 31,    October 31,
                                                        2000           1999
                                                     -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                          $ 3,567,757    $ 3,424,934
  Restricted cash                                        239,173        924,698
  Receivables:
    Accounts receivable, net of allowance for
      doubtful accounts of $19,025 (2000 and 1999)       385,268        386,805
  Prepaid expenses and other assets                       97,286        109,888
  Deferred direct costs                                3,519,776      3,182,789
  Deferred income tax asset                              336,332        284,412
                                                     -----------    -----------
           Total current assets                        8,145,592      8,313,526
                                                     -----------    -----------
PROPERTY AND EQUIPMENT:
  Computer equipment                                     179,608        174,381
  Office equipment and furniture                         154,533        149,309
  Vehicle                                                 16,400         16,400
  Leasehold improvements                                  71,227         69,053
  Capitalized software costs                              21,865         17,500
                                                     -----------    -----------
           Total property and equipment                  443,633        426,643
  Accumulated depreciation and amortization             (170,683)      (154,267)
                                                     -----------    -----------
           Property and equipment - net                  272,950        272,376

Deferred direct costs                                  6,233,099      5,647,160
Deferred income tax asset                                554,137        502,216
                                                     -----------    -----------

TOTAL                                                $15,205,778    $14,735,278
                                                     ===========    ===========

                                                                     (Continued)

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JANUARY 31, 2000 AND OCTOBER 31, 1999
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                   January 31,   October 31,
                                                          2000          1999
                                                       -----------   -----------
CURRENT LIABILITIES:
  Net premiums payable to insurance companies          $ 2,256,606   $ 2,893,591
  Accounts payable and accrued expenses                    614,233       597,444
  Deferred revenues                                      4,242,932     3,872,479
  Income taxes payable                                      72,420        94,159
                                                       -----------   -----------

           Total current liabilities                     7,186,191     7,457,673

DEFERRED RENT                                               34,462        32,104
DEFERRED REVENUES                                        7,460,706     6,832,713
                                                       -----------   -----------

           Total liabilities                            14,681,359    14,322,490
                                                       -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 20,000,000
    shares authorized; none issued and outstanding
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 2,011,787 (2000 and 1999)
    shares issued and outstanding                            2,012         2,012
  Additional paid-in-capital                               200,851       200,851
  Retained earnings                                        321,556       209,925
                                                       -----------   -----------

        Total stockholders' equity                         524,419       412,788
                                                       -----------   -----------

TOTAL                                                  $15,205,778   $14,735,278
                                                       ===========   ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                             January 31,
                                                      -------------------------
                                                         2000          1999
                                                      -----------   -----------
REVENUES:
  Vehicle service contract gross income                $1,179,430    $  589,976
  Net mechanical breakdown insurance income               570,357       396,265
  MBI administrative service revenue                      162,057       127,295
                                                       ----------    ----------
NET REVENUES                                            1,911,844     1,113,536
                                                       ----------    ----------

OPERATING EXPENSES:
  Direct acquisition costs of vehicle service
   contracts                                            1,115,312       548,346
  Salaries and employee benefits                          375,409       357,861
  Mailings and postage                                     82,193        69,769
  Rent and lease expense                                   65,943        69,954
  Professional fees                                        42,081        41,762
  Telephone                                                24,623        23,064
  Depreciation and amortization                            16,416        14,468
  Merchant and bank charges                                 5,219         5,099
  Insurance                                                10,287         4,568
  Supplies                                                 10,486         7,117
  License and fees                                          4,170         2,138
  Other operating expenses                                 34,661        30,662
                                                       ----------    ----------
           Total operating expenses                     1,786,800     1,174,808
                                                       ----------    ----------
OPERATING INCOME (LOSS)                                   125,044       (61,272)

OTHER INCOME - NET                                         61,007        24,603
                                                       ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES                         186,051       (36,669)

INCOME TAXES                                               74,420       (14,666)
                                                       ----------    ----------
NET INCOME (LOSS)                                      $  111,631    $  (22,003)
                                                       ==========    ==========

BASIC NET INCOME (LOSS) PER SHARE                      $     0.06    $    (0.01)
                                                       ==========    ==========
DILUTED NET INCOME PER SHARE                           $     0.05    $    (0.01)
                                                       ==========    ==========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC     2,011,787     2,005,121
                                                       ==========    ==========
AVERAGE NUMBER OF COMMON AND DILUTIVE SHARES
 OUTSTANDING                                            2,093,134     2,005,121
                                                       ==========    ==========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                   January 31,
                                                          -----------------------------
                                                             2000               1999
                                                          ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                       $   111,631        $   (22,003)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation and amortization                              16,416             14,468
   Deferred income taxes                                    (103,841)           (85,666)
   Changes in assets and liabilities:
    Restricted cash                                          685,525            (71,874)
    Accounts receivable                                        1,537             19,608
    Receivable from affiliated entities                      (10,720)
    Prepaid expenses and other assets                         12,602            (29,388)
    Deferred direct costs                                   (922,926)          (949,028)
    Net premiums payable to insurance companies             (636,985)           443,905
    Accounts payable and accrued expenses                     16,789           (130,854)
    Accounts payable to affiliated entities                   70,384
    Income taxes payable                                     (21,739)            11,000
    Deferred rent                                              2,358              9,631
    Deferred revenues                                        998,446          1,079,694
                                                         -----------        -----------
         Net cash provided by operating activities           159,813            349,157
                                                         -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                          (16,990)            (9,445)
                                                         -----------        -----------
         Net cash used in investing activities               (16,990)            (9,445)
                                                         -----------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    142,823            339,712

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               3,424,934          1,914,001
                                                         -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 3,567,757        $ 2,253,713
                                                         ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest                                  $       125        $       159
                                                         ===========        ===========
 Cash paid for income taxes                              $   200,000        $    60,000
                                                         ===========        ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments), in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended January 31, 2000 may not be indicative of the results that may be expected for the year ending October 31, 2000. For further information , please refer to the consolidated financial statements and notes thereto included in the Company's Form 10K/A for the year ended October 31, 1999.

2. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE which requires dual presentation of BASIC and DILUTED EPS on the face of the statements of income and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic income per common share is computed on the weighted average number of shares of common stock outstanding during each period. Income per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. Below is the reconciliation required by SFAS No. 128.

NUMBER OF SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE

                                                            Three Months Ended
                                                                January 31,
                                                             2000        1999
                                                           ---------   ---------
Average number of common shares outstanding - Basic        2,011,787   2,005,121

Dilutive shares from common stock options calculated
 using the treasury stock method                              81,347          --
                                                           ---------   ---------
Average number of common and dilutive shares outstanding   2,093,134   2,005,121
                                                           =========   =========

3. COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF JANUARY 31, 2000 AND OCTOBER 31, 1999

Working capital at January 31, 2000 consisted of current assets of $8,146,000 and current liabilities of $7,186,000, or a current ratio of 1.13:1. At October 31, 1999, the current ratio was 1.11:1 with current assets of $8,314,000 and current liabilities of $7,458,000.

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

The Company is not operating with a working capital line of credit from any facility or using any other debt instrument. The Company's ability to fund its operations over the short-term is not hindered by lack of short-term financing. The Company uses premiums received to pay agent commissions and fund operations and claims payment advances provided by insurance companies to administer and pay claims. The Company believes its current working capital plus future cash flows from operations will be sufficient to meet cash requirements for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company does not underwrite its own policies, a change in the current rates of inflation or hyperinflation is not expected to have a material effect on the Company. However, the precise effect of inflation on operations can not be determined.

The Company does not have any outstanding debt or long-term receivables. Therefore, it is not subject to significant interest rate risk.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            27 - Financial Data Schedule

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MBA Holdings, Inc.


By: /s/ Gaylen Brotherson                   Dated: June 14, 2000
   -----------------------------                  --------------
   Gaylen Brotherson
   Chairman of the Board and
   Chief Executive Officer



By: /s/ Michael J. Zimmerman                Dated: June 14, 2000
   -----------------------------                  --------------
   Michael J. Zimmerman,
   Chief Financial Officer