Form 10-Q
period 2000-04-30
M B A HOLDINGS INC
filed 2000-06-16
CIK 1097273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended April 30, 2000.


                             M.B.A. HOLDINGS, INC.
          (Exact name of business issuer as specified in its charter)

            Nevada                                         87-0522680
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)


                        9419 E. San Salvador, Suite 105
                           Scottsdale, AZ 85258-5510
                                 (480)-860-2288
      (Address of principal executive offices, including telephone number)

     Number of Common Stock shares (.001 par value) outstanding at May 31, 2000:
2,011,787


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                               MBA Holdings, Inc

                                     Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of April 30, 2000
        and October 31, 1999                                               3

        Condensed Consolidated Statements of Income for the three
        and six months ended April 30, 2000 and 1999                       5

        Condensed Consolidated Statements of Cash Flows for the
        six months ended April 30, 2000 and 1999                           6

        Notes to Condensed Consolidated Financial Statements               7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          8

Item 3. Quantitative and Qualitative Disclosures about Market Risk        10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 10

SIGNATURES                                                                11

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
APRIL 30, 2000 AND OCTOBER 31, 1999
--------------------------------------------------------------------------------

                                                        APRIL 30,         OCTOBER 31,
                                                          2000               1999
                                                      ------------       ------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                            $  2,307,004       $  3,424,934
 Restricted cash                                           646,268            924,698
 Investments (Note 4)                                      473,326
 Receivables:
   Accounts receivable, net of allowance for
    doubtful accounts of $19,025 (2000 and 1999)           425,559            386,805
 Prepaid expenses and other assets                          98,241            109,888
 Deferred direct costs                                   3,892,506          3,182,789
 Deferred income tax asset                                 352,622            284,412
                                                      ------------       ------------

      Total current assets                               8,195,526          8,313,526
                                                      ------------       ------------
PROPERTY AND EQUIPMENT:
 Computer equipment                                        179,923            174,381
 Office equipment and furniture                            157,658            149,309
 Vehicle                                                    16,400             16,400
 Leasehold improvements                                     71,227             69,053
 Capitalized software costs                                 25,105             17,500
                                                      ------------       ------------

      Total property and equipment                         450,313            426,643

Accumulated depreciation and amortization                 (192,979)          (154,267)
                                                      ------------       ------------
      Property and equipment - net                         257,334            272,376

Deferred direct costs                                    6,881,592          5,647,160
Deferred income tax asset                                  570,427            502,216
                                                      ------------       ------------

TOTAL                                                 $ 15,904,879       $ 14,735,278
                                                      ============       ============

See notes to condensed consolidated financial statements.            (Continued)

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
APRIL 30, 2000 AND OCTOBER 31, 1999
--------------------------------------------------------------------------------

                                                           APRIL 30,       OCTOBER 31,
                                                             2000             1999
                                                          -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Net premiums payable to insurance companies              $ 1,869,830      $ 2,893,591
 Accounts payable and accrued expenses                        570,142          597,444
 Deferred revenues                                          4,654,113        3,872,479
 Income taxes payable                                          35,750           94,159
                                                          -----------      -----------

      Total current liabilities                             7,129,835        7,457,673

DEFERRED RENT                                                  36,820           32,104
DEFERRED REVENUES                                           8,161,867        6,832,713
                                                          -----------      -----------

      Total liabilities                                    15,328,522       14,322,490
                                                          -----------      -----------
COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 20,000,000 shares
  authorized; none issued and outstanding                          --               --
 Common stock, $.001 par value; 80,000,000 shares
  authorized; 2,011,787 (2000 and 1999) shares
  issued and outstanding                                        2,012            2,012
 Additional paid-in-capital                                   200,851          200,851
 Retained earnings                                            373,494          209,925
                                                          -----------      -----------

      Total stockholders' equity                              576,357          412,788
                                                          -----------      -----------

TOTAL                                                     $15,904,879      $14,735,278
                                                          ===========      ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                              THREE MONTHS ENDED APRIL 30,     SIX MONTHS ENDED APRIL 30,
                                              ----------------------------     --------------------------
                                                 2000            1999            2000             1999
                                              -----------     -----------     -----------     -----------
REVENUES:
 Vehicle service contract gross income        $ 1,249,072     $   373,194     $ 2,428,502     $   963,170
 Net mechanical breakdown insurance income        601,759         683,290       1,172,116       1,079,555
 MBI administrative service revenue               164,250         140,305         326,307         267,600
                                              -----------     -----------     -----------     -----------
NET REVENUES                                    2,015,081       1,196,789       3,926,925       2,310,325
                                              -----------     -----------     -----------     -----------
OPERATING EXPENSES:
 Direct acquisition costs of vehicle
  service contracts                             1,185,335         472,570       2,300,647       1,020,916
 Salaries and employee benefits                   455,536         363,185         830,945         721,046
 Mailings and postage                              96,406          84,648         178,599         154,417
 Rent and lease expense                            73,738          61,022         139,681         130,976
 Professional fees                                 43,748          30,029          85,829          71,791
 Telephone                                         20,580          33,449          45,203          56,513
 Depreciation and amortization                     22,296          23,703          38,712          38,171
 Merchant and bank charges                          5,548           6,442          10,767          11,541
 Insurance                                          8,430           3,550          18,717           8,118
 Supplies                                           8,403          13,195          18,889          20,312
 License and fees                                   6,080           2,160          10,250           4,298
 Other operating expenses                          50,934          52,769          85,595          83,431
                                              -----------     -----------     -----------     -----------
      Total operating expenses                  1,977,034       1,146,722       3,763,834       2,321,530
                                              -----------     -----------     -----------     -----------

OPERATING INCOME (LOSS)                            38,047          50,067         163,091         (11,205)

 Finance fee income                                15,162          10,152          30,869          18,505
 Interest income                                   34,896          26,730          81,315          43,617
 Interest expense                                    (373)             --            (763)             --
 Other expense                                        (45)         (1,605)           (774)         (2,242)
                                              -----------     -----------     -----------     -----------
      Total other income                           49,640          35,277         110,647          59,880
                                              -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES                         87,687          85,344         273,738          48,675
INCOME TAXES                                       35,750          34,136         110,170          19,470
                                              -----------     -----------     -----------     -----------
NET INCOME                                    $    51,937     $    51,208     $   163,568     $    29,205
                                              ===========     ===========     ===========     ===========

BASIC NET INCOME PER SHARE                    $      0.03     $      0.03     $      0.08     $      0.01
                                              ===========     ===========     ===========     ===========
DILUTED NET INCOME PER SHARE                  $      0.02     $      0.02     $      0.08     $      0.01
                                              ===========     ===========     ===========     ===========
AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC                            2,011,787       2,005,121       2,011,787       2,005,121
                                              ===========     ===========     ===========     ===========
AVERAGE NUMBER OF COMMON AND DILUTIVE
 SHARES OUTSTANDING                             2,116,487       2,081,789       2,136,025       2,076,656
                                              ===========     ===========     ===========     ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                               APRIL 30,
                                                                   -------------------------------
                                                                      2000                 1999
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                        $   163,568         $    29,205
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                         38,712              38,171
  Gain on sale of equipment                                                 --              (4,342)
  Deferred income taxes                                               (136,421)           (117,530)
  Changes in assets and liabilities:
   Restricted cash                                                     278,430            (174,886)
   Accounts receivable                                                 (38,754)             44,284
   Receivable from affiliated entities                                      --             (14,836)
   Prepaid expenses and other assets                                    11,647              (7,123)
   Deferred direct costs                                            (1,944,149)         (1,544,709)
   Net premiums payable to insurance companies                      (1,023,761)          1,107,950
   Accounts payable and accrued expenses                               (27,301)            (72,353)
   Accounts payable to affiliated entities                                  --              66,575
   Income taxes payable                                                (58,409)            (49,000)
   Deferred rent                                                         4,716               9,631
   Deferred revenues                                                 2,110,788           1,763,637
                                                                   -----------         -----------

        Net cash provided by (used in) operating activities           (620,934)          1,074,674
                                                                   -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                    (23,670)            (22,886)
 Proceeds from sale or disposal of property and equipment                   --               7,000
 Purchase of marketable securities, net                               (473,326)                 --
                                                                   -----------         -----------
        Net cash used in investing activities                         (496,996)            (15,886)
                                                                   -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,117,930)          1,058,788

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         3,424,934           1,914,001
                                                                   -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 2,307,004         $ 2,972,789
                                                                   ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest                                            $     1,633         $     1,888
                                                                   ===========         ===========
 Cash paid for income taxes                                        $   305,000         $   186,000
                                                                   ===========         ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments), in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three months and six months ended April 30, 2000 may not be indicative of the results that may be expected for the year ending October 31, 2000. For further information , please refer to the consolidated financial statements and notes thereto included in the Company's Form 10K/A for the year ended October 31, 1999.

2. NET INCOME PER SHARE

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

NUMBER OF SHARES USED IN COMPUTING INCOME PER SHARE
                                                                 Three Months Ended April 30,
                                                                 ----------------------------
                                                                    2000              1999
                                                                  ---------         ---------
Average number of common shares outstanding - Basic               2,011,787         2,005,121

Dilutive shares from common stock options calculated
 using the treasury stock method                                    104,700            76,668
                                                                  ---------         ---------
Average number of common and dilutive shares outstanding          2,116,487         2,081,789
                                                                  =========         =========

NUMBER OF SHARES USED IN COMPUTING INCOME PER SHARE
                                                                   Six Months Ended April 30,
                                                                   --------------------------
                                                                     2000              1999
                                                                   ---------        ---------
Average number of common shares outstanding - Basic                2,011,787        2,005,121

Dilutive shares from common stock options calculatedU
 using the treasury stock method                                     124,238           71,535
                                                                   ---------        ---------
Average number of common and dilutive shares outstanding           2,136,025        2,076,656
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

4. INVESTMENTS

All of the Company's investments are classified as available for sale. At April 30, 2000, cost approximates market value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999

Total revenues for the quarter ended April 30, 2000 totaled approximately $2,015,000, an increase of $818,000 from net revenues of $1,197,000 for the quarter ended April 30, 1999. The increase in revenues is primarily due to the increase in vehicle service contracts sold. Vehicle service contracts are contracts where the Company is the original obligor. Therefore, they are required to be reported at the gross sales price. The direct acquisition costs of vehicle service contracts, which would be premiums paid to the insurance companies and agent commissions, are reported as operating expenses.

Operating income decreased by $12,000 to $38,000 for the quarter ended April 30, 2000, from $50,000 for the quarter ended April 30, 1999. The decrease is due to an increase in salaries and wages from additional employees being employed by the Company. This increase is offset by an increase in sales during the quarter ended April 30, 2000 compared to the quarter ended April 30, 1999, partially offset by an increase in direct costs of $712,000 from $473,000 to $1,185,000.

Total operating expenses including direct vehicle service contract costs were $1,977,000 for the quarter ended April 30, 2000, compared to $1,147,000 for the quarter ended April 30, 1999. In addition to the increases in direct vehicle service contract costs, there were increases in salaries and employee benefits and mailings and postage, as a result of the increase in sales volume.

Total other income increased by $15,000 from $35,000 for the quarter ended April 30, 1999 to $50,000 for the quarter ended April 30, 2000. The increase was primarily from an $8,000 increase in interest income due to greater amounts of cash and cash equivalents available for investment during the period.

Net income for the quarter ended April 30, 2000 was $52,000 compared $51,000 for the quarter ended April 30, 1999, which is a result of the foregoing factors.

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999

Total revenues for the six months ended April 30, 2000 totaled approximately $3,927,000, an increase of $1,617,000 from net revenues of $2,310,000 for the six months ended April 30, 1999. The increase in revenues is primarily due to the increase in vehicle service contracts sold.

Operating income increased by $174,000 to $163,000 for the six months ended April 30, 2000, from an operating loss of $11,000 for the six months ended April 30, 1999. The increase is due to the increase in sales during the six months ended April 30, 2000 compared to the six months ended April 30, 1999, partially offset by an increase in direct costs of $1,280,000 from $1,021,000 to $2,301,000. The Company did not start selling VSCs until fiscal 1998. Therefore, at April 30, 2000 there were two years of previously deferred direct costs being amortized to expense compared to only one year of previously deferred direct costs being amortized to expense in 1999.

Total operating expenses including direct vehicle service contract costs were $3,764,000 for the six months ended April 30, 2000, compared to $2,322,000 for the six months ended April 30, 1999. In addition to the increases in direct vehicle service contract costs, there were increases in salaries and employee benefits and mailings and postage, as a result of the increase in sales volume.

Total other income increased by $51,000 from $60,000 for the six months ended April 30, 1999 to $111,000 for the six months ended April 30, 2000. The increase is primarily due to an increase in interest income due to greater amounts of cash and cash equivalents available for investment during the period.

Net income for the six months ended April 30, 2000 was $164,000 compared $29,000 for the six months ended April 30, 1999, which is a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF APRIL 30, 2000 AND OCTOBER 31, 1999

Working capital at April 30, 2000 consisted of current assets of $8,196,000 and current liabilities of $7,130,000, or a current ratio of 1.15:1. At October 31, 1999, the current ratio was 1.11:1 with current assets of $8,314,000 and current liabilities of $7,458,000.

As of April 30, 2000, the Company's cash position decreased to $2,953,000 from $4,350,000 at October 31, 1999. Of the $2,953,000, $646,000 is classified as restricted cash; there was $925,000 of restricted cash at October 31, 1999. The largest component of the restricted cash represents claims payment advances provided by insurance companies. This enables the Company to make claims payments on behalf of the insurance companies. The decrease in cash is due to the timing of when the Company receives cash from the insurance companies for claims payments. In addition, at April 30, 2000 $473,000 was invested by the Company in US treasury bonds and certificates of deposit. There was no such investments at October 31, 1999.

Deferred direct costs, including both the current and non-current portions, increased by $1,994,000 to $10,774,000 at April 30, 2000 from $8,830,000 at
October 31, 1999. Direct costs are costs that are directly related to the sale of VSCs. These costs are deferred in the same proportion as VSC revenue. The Company started selling VSCs in 1998. Therefore, the increase in the costs is due to an increase in VSC sales over the last two years.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of April 30, 2000, the amount owed to the insurance companies decreased to $1,870,000 from $2,894,000 at October 31, 1999, which is due to the timing of payments remitted to the insurance companies.

Deferred revenues, including both the current and non-current portions, increased by $2,111,000 to $12,816,000 at April 30, 2000 from $10,705,000 at
October 31, 1999. Deferred revenue consists of VSC gross sales and estimated administrative service fees relating to the sales of MBI policies. The increase is primarily due to the Company beginning to sell VSCs in 1998. Therefore, the increase in the deferred revenue is primarily due to an increase in VSC sales over the last two years. Additionally, MBI sales have increased over the last five years.

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


                               MBA Holdings, Inc.


By: /s/ Gaylen Brotherson                                   Dated: June 16, 2000
-------------------------------                             --------------------
Gaylen Brotherson
Chairman of the Board and Chief Executive Officer




By: /s/ Michael J. Zimmerman                                Dated: June 16, 2000
-------------------------------                             --------------------
Michael J. Zimmerman,
Chief Financial Officer