Form 10-Q
period 2000-07-31
M B A HOLDINGS INC
filed 2000-09-14
CIK 1097273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2000.


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

Number of Common Stock shares (.001 par value) outstanding at August 31, 2000:
1,980,087

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


                         PART I - FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of July 31, 2000
     and October 31, 1999                                                  3

     Condensed Consolidated Statements of Income for the three
     and nine months ended July 31, 2000 and 1999                          5

     Condensed Consolidated Statements of Cash Flows for the nine
     months ended July 31, 2000 and 1999                                   6

     Notes to Condensed Consolidated Financial Statements                  7

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                           8

Item 3 Quantitative and Qualitative Disclosures about Market Risk         10

                          PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                                  11

Item 2 Changes in Securities and Use of Proceeds                          11

Item 3 Defaults Upon Senior Securities                                    11

Item 4 Submission of Matters to a Vote of Security Holders                11

Item 5 Other Information                                                  11

Item 6 Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                12

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JULY 31, 2000 AND OCTOBER 31, 1999
--------------------------------------------------------------------------------

ASSETS                                                July 31,       October 31,
                                                        2000            1999
                                                    ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                         $  2,331,678   $  3,424,934
  Restricted cash                                        481,375        924,698
  Investments, at market value  (Note 4)                 464,902
  Accounts receivable, net of allowance for
    doubtful accounts of $19,025 (2000 and 1999)         355,494        386,805
  Prepaid expenses and other assets                       93,715        109,888
  Deferred direct costs                                4,567,701      3,182,789
  Deferred income tax asset                              352,622        284,412
                                                    ------------   ------------
           Total current assets                        8,647,487      8,313,526
                                                    ------------   ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                     185,185        174,381
  Office equipment and furniture                         163,918        149,309
  Vehicle                                                 16,400         16,400
  Leasehold improvements                                  79,596         69,053
  Capitalized software costs                              26,449         17,500
                                                    ------------   ------------
           Total property and equipment                  471,548        426,643
  Accumulated depreciation and amortization             (210,263)      (154,267)
                                                    ------------   ------------
           Property and equipment - net                  261,285        272,376

Deferred direct costs                                  7,648,947      5,647,160
Deferred income tax asset                                570,427        502,216
                                                    ------------   ------------

TOTAL                                               $ 17,128,146   $ 14,735,278
                                                    ============   ============

See notes to condensed consolidated financial statements.            (Continued)

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JULY 31, 2000 AND OCTOBER 31, 1999
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                  July 31,      October 31,
                                                        2000           1999
                                                    ------------   ------------
CURRENT LIABILITIES:
  Net premiums payable to insurance companies       $  1,456,667   $  2,893,591
  Accounts payable and accrued expenses                  615,185        597,444
  Deferred revenues                                    5,401,000      3,872,479
  Income taxes payable                                    58,783         94,159
                                                    ------------   ------------

           Total current liabilities                   7,531,635      7,457,673

DEFERRED RENT                                             39,178         32,104
DEFERRED REVENUES                                      8,954,495      6,832,713
                                                    ------------   ------------

           Total liabilities                          16,525,308     14,322,490
                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY:
  Unrealized gains/(losses)                                6,538             --
  Preferred stock, $.001 par value; 20,000,000
    shares authorized; none issued and outstanding
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 2,011,787 (2000 and 1999) shares
    issued and 1,980,087 shares (2000) and
    2,011,787 shares (1999) outstanding                    2,012          2,012
  Additional paid-in-capital                             200,851        200,851
  Treasury stock, at cost; 31,700 shares (2000)
    and 0 shares (1999)                                  (55,500)
  Retained earnings                                      448,937        209,925
                                                    ------------   ------------

        Total stockholders' equity                       602,838        412,788
                                                    ------------   ------------

TOTAL                                               $ 17,128,146   $ 14,735,278
                                                    ============   ============

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                               THREE MONTHS ENDED JULY 31,      NINE MONTHS ENDED JULY 31,
                                               ---------------------------     ---------------------------
                                                   2000            1999            2000            1999
                                               -----------     -----------     -----------     -----------
REVENUES:
  Vehicle service contract gross income        $ 1,563,883     $   910,477     $ 3,992,385     $ 1,873,647
  Net mechanical breakdown insurance income        515,482         468,272       1,687,598       1,547,827
  MBI administrative service revenue               165,929         138,142         492,236         405,742
                                               -----------     -----------     -----------     -----------
NET REVENUES                                     2,245,294       1,516,891       6,172,219       3,827,216
                                               -----------     -----------     -----------     -----------
OPERATING EXPENSES:
  Direct acquisition costs of vehicle
    service contracts                            1,469,518         755,961       3,770,165       1,776,877
  Salaries and employee benefits                   408,034         448,447       1,238,979       1,169,493
  Mailings and postage                              53,108         105,028         231,707         259,445
  Rent and lease expense                            65,546          74,936         205,227         205,912
  Professional fees                                 23,365          49,551         109,194         121,342
  Telephone                                         38,395          38,533          83,598          95,046
  Depreciation and amortization                     17,284          13,374          55,996          51,545
  Merchant and bank charges                          7,596           2,834          18,363          14,375
  Insurance                                          9,279           9,213          27,996          17,331
  Supplies                                           8,578          16,072          27,467          36,384
  License and fees                                   1,446           3,012          11,696           7,310
  Other operating expenses                          50,172          15,983         135,767          99,414
                                               -----------     -----------     -----------     -----------
        Total operating expenses                 2,152,321       1,532,944       5,916,155       3,854,474
                                               -----------     -----------     -----------     -----------
OPERATING INCOME (LOSS)                             92,973         (16,053)        256,064         (27,258)

OTHER INCOME/(EXPENSE):
  Finance fee income                                10,316          15,693          41,185          34,198
  Interest income                                   29,251          34,860         110,566          78,477
  Realized gain/(losses)                                12                              12
  Interest expense                                  (4,008)           (564)         (5,545)         (2,806)
                                               -----------     -----------     -----------     -----------
        Total other income                          35,571          49,989         146,218         109,869
                                               -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES                         128,544          33,936         402,282          82,611

INCOME TAXES                                        53,100          13,573         163,270          33,043
                                               -----------     -----------     -----------     -----------
NET INCOME                                     $    75,444     $    20,363     $   239,012     $    49,568
                                               ===========     ===========     ===========     ===========

BASIC NET INCOME PER SHARE                     $      0.04     $      0.01     $      0.12     $      0.02
                                               ===========     ===========     ===========     ===========
DILUTED NET INCOME PER SHARE                   $      0.04     $      0.01     $      0.11     $      0.02
                                               ===========     ===========     ===========     ===========
AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC                            2,001,220       2,005,121       2,008,617       2,005,121
                                               ===========     ===========     ===========     ===========
AVERAGE NUMBER OF COMMON AND DILUTIVE
  SHARES OUTSTANDING                             2,090,736       2,084,631       2,132,227       2,079,342
                                               ===========     ===========     ===========     ===========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                            JULY 31,
                                                                  ------------------------------
                                                                      2000              1999
                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                       $   239,012        $    49,568
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                        55,996             51,545
  Gain on sale of equipment                                                               (3,842)
  Deferred income taxes                                              (136,421)          (177,558)
  Changes in assets and liabilities:
   Restricted cash                                                    443,323            (49,335)
   Accounts receivable                                                 31,311             29,187
   Receivable from affiliated entities                                                   (15,928)
   Prepaid expenses and other assets                                   16,173               (158)
   Deferred direct costs                                           (3,386,699)        (3,461,869)
   Net premiums payable to insurance companies                     (1,436,924)         1,578,417
   Accounts payable and accrued expenses                               17,741           (153,815)
   Accounts payable to affiliated entities                                                67,407
   Income taxes payable                                               (35,376)           (68,713)
   Deferred rent                                                        7,074             22,473
   Deferred revenues                                                3,650,303          3,862,531
                                                                  -----------        -----------
        Net cash provided by (used in) operating activities          (534,487)         1,729,910
                                                                  -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                   (44,905)           (66,657)
 Proceeds from sale or disposal of property and equipment                                  7,000
 Purchase of marketable securities, net                              (458,364)
                                                                  -----------        -----------
        Net cash used in investing activities                        (503,269)           (59,657)
                                                                  -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of treasury stock                                           (55,500)
                                                                  -----------        -----------
        Net cash used in financing activities                         (55,500)
                                                                  -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (1,093,256)         1,670,253

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        3,424,934          1,914,001
                                                                  -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 2,331,678        $ 3,584,254
                                                                  ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest                                           $     3,466        $     1,134
                                                                  ===========        ===========
 Cash paid for income taxes                                       $   334,157        $   279,313
                                                                  ===========        ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments), in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three months and nine months ended July 31, 2000 may not be indicative of the results that may be expected for the year ending October 31, 2000. For further information , please refer to the consolidated financial statements and notes thereto included in the Company's Form 10K/A for the year ended October 31, 1999.

2. NET INCOME PER SHARE AND OTHER COMPREHENSIVE INCOME

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

NUMBER OF SHARES USED IN COMPUTING INCOME PER SHARE
                                                           Three Months Ended July 31,
                                                           ---------------------------
                                                               2000           1999
                                                            ---------       ---------
Average number of common shares outstanding - Basic         2,001,220       2,005,121

Dilutive shares from common stock options
 calculated using the treasury stock method                    89,516          79,510
                                                            ---------       ---------

Average number of common and dilutive shares outstanding    2,090,736       2,084,631
                                                            =========       =========

NUMBER OF SHARES USED IN COMPUTING INCOME PER SHARE
                                                            Nine months Ended July 31,
                                                            --------------------------
                                                               2000            1999
                                                            ---------       ---------
Average number of common shares outstanding - Basic         2,008,617       2,005,121

Dilutive shares from common stock options
 calculated using the treasury stock method                   123,610          74,221
                                                            ---------       ---------

Average number of common and dilutive shares outstanding    2,132,227       2,079,342
                                                            =========       =========

Other comprehensive income for the three months and nine months ended July 31, 2000 resulted from unrealized gains of $6,538 on available-for-sale investments. There was no other comprehensive income in prior years.

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

4. INVESTMENTS

All of the Company's investments (U.S. treasury bonds and certificates of deposits) are classified as available-for-sale and are carried at market value.

5. TREASURY STOCK

As of July 31, 2000, the Company has purchased 31,700 shares of the Company's common stock. These shares were purchased for the purpose of retirement and bonuses to employees. Additional uses of the stock will be explored by management.

5. NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138, will be required to be adopted by the Company for the fiscal year beginning November 1, 2000. Management of the Company does not believe that adoption of SFAS No. 133 will have a material effect on the results of operations or cash flows of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2000 AND 1999

Total revenues for the quarter ended July 31, 2000 totaled approximately $2,245,000, an increase of $728,000 from net revenues of $1,516,000 for the quarter ended July 31, 1999. The increase in revenues is primarily due to the increase in vehicle service contracts sold. Vehicle service contracts are contracts where the Company is the original obligor. Therefore, they are required to be reported at the gross sales price. The direct acquisition costs of vehicle service contracts, which would be premiums paid to the insurance companies and agent commissions, are reported as operating expenses.

Operating income increased by $109,000 to $93,000 for the quarter ended July 31, 2000, from an operating loss of $16,000 for the quarter ended July 31, 1999. This increase is due to an increase in sales during the quarter ended July 31, 2000 compared to the quarter ended July 31, 1999, partially offset by an increase in direct costs of $714,000 from $756,000 to $1,470,000. In addition, there was a decrease in salaries and wages due to a reduction in the salaries earned by the sales department and there was a decrease in postage and mailings due to a decrease in total number of mailings sent out to prospective customers.

Total operating expenses including direct vehicle service contract costs were $2,152,000 for the quarter ended July 31, 2000, compared to $1,533,000 for the quarter ended July 31, 1999. The increase is due to an increase in vehicle service contracts which in turn increases direct vehicle service contract costs.

Total other income decreased by $14,000 from $50,000 for the quarter ended July 31, 1999 to $36,000 for the quarter ended July 31, 2000. The decrease was primarily from a decrease in cash available for overnight investments. Usually, restricted cash would be invested in overnight sweep investments. But, due to the decrease in restricted cash, interest income decreased as well. In addition, finance fee income decreased due to a decrease in direct mailings to prospective customers. The majority of finance fee income comes from direct mail sales. In the third quarter of 2000, there was a significant decrease in direct mailings. Net income for the quarter ended July 31, 2000 was $75,000 compared to $20,000 for the quarter ended July 31, 1999, which is a result of the foregoing factors.

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 2000 AND 1999

Total revenues for the nine months ended July 31, 2000 totaled approximately $6,172,000, an increase of $2,345,000 from net revenues of $3,827,000 for the nine months ended July 31, 1999. The increase in revenues is primarily due to the increase in vehicle service contracts sold.

Operating income increased by $283,000 to $256,000 for the nine months ended July 31, 2000, from an operating loss of $27,000 for the nine months ended July 31, 1999. The increase is due to the increase in sales during the nine months ended July 31, 2000 compared to the nine months ended July 31, 1999, partially offset by an increase in direct costs of $1,993,000 from $1,777,000 to $3,770,000. The Company did not start selling VSCs until fiscal 1998. Therefore, at July 31, 2000 there were two years of previously deferred direct costs being amortized to expense compared to only one year of previously deferred direct costs being amortized to expense in 1999.

Total operating expenses including direct vehicle service contract costs were $5,916,000 for the nine months ended July 31, 2000, compared to $3,854,000 for the nine months ended July 31, 1999. The increase is due to the increase in VSC sales volume.

Total other income increased by $36,000 from $110,000 for the nine months ended July 31, 1999 to $146,000 for the nine months ended July 31, 2000. The increase is primarily due to an increase in interest income due to greater amounts of cash and cash equivalents available for investment during the nine months.

Net income for the nine months ended July 31, 2000 was $239,000 compared $50,000 for the nine months ended July 31, 1999, which is a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF JULY 31, 2000 AND OCTOBER 31, 1999

Working capital at July 31, 2000 consisted of current assets of $8,647,000 and current liabilities of $7,532,000, or a current ratio of 1.15:1. At October 31, 1999, the current ratio was 1.11:1 with current assets of $8,314,000 and current liabilities of $7,458,000.

As of July 31, 2000, the Company's cash position decreased to $2,813,000 from $4,350,000 at October 31, 1999. Of the $2,813,000, $481,000 is classified as restricted cash; there was $925,000 of restricted cash at October 31, 1999. The largest component of the restricted cash represents claims payment advances provided by insurance companies. This enables the Company to make claims payments on behalf of the insurance companies. The decrease in cash is due to the timing of when the Company receives cash from the insurance companies for claims payments. In addition, at July 31, 2000, $465,000 was invested by the Company in US treasury bonds and certificates of deposit. There were no such investments at October 31, 1999.

Deferred direct costs, including both the current and non-current portions, increased by $3,387,000 to $12,217,000 at July 31, 2000 from $8,830,000 at
October 31, 1999. Direct costs are costs that are directly related to the sale of VSCs. These costs are deferred in the same proportion as VSC revenue. The Company started selling VSCs in 1998. Therefore, the increase in the costs is due to an increase in VSC sales over the last two years.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of July 31, 2000, the amount owed to the insurance companies decreased to $1,457,000 from $2,894,000 at October 31, 1999, which is due to the timing of payments remitted to the insurance companies.

Deferred revenues, including both the current and non-current portions, increased by $3,650,000 to $14,355,000 at July 31, 2000 from $10,705,000 at
October 31, 1999. Deferred revenue consists of VSC gross sales and estimated administrative service fees relating to the sales of MBI policies. The increase is primarily due to the Company beginning to sell VSCs in 1998. Therefore, the increase in the deferred revenue is primarily due to an increase in VSC sales over the last two years. Additionally, MBI sales have increased over the last five years.

The Company is operating with a working capital line of credit from Merrill Lynch. This is the only debt instrument utilized by the Company. The working capital line of credit is used to make claims payment if there is a timing difference between when the Company pays for the claims and when the claims are reimbursed by the insurance companies. The Company's ability to fund its operations over the short-term is not hindered by lack of short-term financing. The Company uses premiums received to pay agent commissions and fund operations and claims payment advances provided by insurance companies to administer and pay claims. The Company believes its current working capital plus future cash flows from operations will be sufficient to meet cash requirements for the foreseeable future.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 1 LEGAL PROCEEDINGS

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a) REPORTS ON FORM 8-K

         None

     (b) EXHIBITS

         1.   Kemper and MBA Contractual Liability Coverage Part Declarations
              (CLIP)

         2.   Kemper and MBA Administration agreement

         27.  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. MBA Holdings, Inc.


By: /s/ Gaylen Brotherson                   Dated: September 14, 2000
    ------------------------------                 -----------------------------
    Gaylen Brotherson
    Chairman of the Board and Chief
    Executive Officer


By: /s/ Michael J. Zimmerman                Dated: September 14, 2000
    ------------------------------                 -----------------------------
    Michael J. Zimmerman,
    Chief Financial Officer