Form 10-K
period 2000-10-31
M B A HOLDINGS INC
filed 2001-01-26
CIK 1097273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year ended October 31, 2000 were $8,323,876. The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the average high and low prices of such stock on October 31, 2000, as reported on NASDAQ, was $354,849. As of October 31, 2000, there were 2,011,787 shares of the issuer's common stock issued and 1,980,187 outstanding.

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

For the years ended October 31, 2000, 1999 and 1998, the net revenues related to sales and servicing of MBI policies represented approximately 92%, 96%, and 99%, respectively, of the Company's net revenues less direct acquisition costs of vehicle service contracts.

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

Before a VSC is issued, the Company has contracted with insurance companies to assume the liability in return for the payment of the agreed-upon premium. This coverage provides indemnification to the Company against loss resulting from service contract claims. The insurance protection is provided by highly rated independent insurance companies. This includes American Bankers Insurance Group, Kemper Cost Management and American Modern Home Insurance Company which are rated A - (Excellent) by A.M. Best Company.

For the years ended October 31, 2000, 1999 and 1998, the net revenues less direct acquisition costs of vehicle service contracts related to sales and servicing of VSCs represented approximately 8%, 4% and 1%, respectively, of the Company's net revenues less direct acquisition costs of vehicle service contracts.

MBIs AND VSCs

The number of financial institutions, automobile dealers, and recreational vehicle and travel trailer dealers offering the Company's MBI or VSC programs has grown from 1997 through October 31, 2000 to approximately 600.

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

VIRTUAL PRIVATE NETWORK

The Company has developed a virtual private network ("VPN") system that enables financial institutions, dealerships, and others to sell a policy or contract directly from their computer system. The VPN is driven by the vehicle identification number ("VIN") of the vehicle being insured. The VPN will give an accurate premium to be paid by the customer. If the customer purchases the policy, the information is sent over the internet and into the Company's policy management system. In some cases, the information is directly loaded into the Company's policy management system.

The VPN system has the ability to eliminate many administrative problems between the Company and the financial institutions and dealership. Since the VPN is VIN driven, the errors made when rating a vehicle mostly have been eliminated. For example, a customer may receive a quote for a two wheel drive vehicle when in fact it is a four wheel drive vehicle. The difference in premium due from the customer can be significant. Since the VIN number identifies the vehicle as a four wheel drive or two wheel drive, the VPN system can identify the proper specifications of the vehicle and quote the customer an accurate price. Other benefits of the VPN system include a reduction in data entry time and potential data entry errors since the information is uploaded upon the sale of the policy.

SIGNIFICANT CUSTOMERS

The Company does not have any individually significant customers. The loss of any single customer would not have a material impact on operating results.

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

In accordance with the insurance arrangements with these insurers, a fixed amount is remitted for each MBI or VSC sold. The amount is set by the insurance companies and is based upon actuarial analysis of data collected and maintained for each type of coverage and contract term. The insurer is obligated to pay all the claims which fall under the policy even if the claims exceed the premium. Some contracts between the Company and the insurer contain agreements that allow the Company to share in the profits earned by the programs. The Company did not accrue or receive any profit sharing amounts for the years ended October 31, 2000, 1999 and 1998.

The number of policies and contracts sold for the periods indicated are noted below:

                                                                 NUMBER OF
TIME PERIOD                                               POLICIES AND CONTRACTS
-----------                                               ----------------------
For the twelve months ended October 31, 2000                      33,209
For the twelve months ended October 31, 1999                      34,858
For the twelve months ended October 31, 1998                      36,477

The Company will continue to look for ways to increase sales. Currently, the Company is in the process of exploring strategic relations with other highly rated insurance companies regarding different motorized machinery; such as boats and motorcycles.

FEDERAL AND STATE REGULATION

The MBI and VSC programs developed and marketed by the Company, are regulated by federal law and the statutes of a significant number of states. VSCs are contracts sold from car dealerships and the like and are considered to be part of the car buying process instead of an insurance product. MBIs are insurance policies sold by independent agents through non-auto dealer entities, such as credit unions or by direct mail through the Company. The Company continually reviews all existing and proposed statutes and regulations to ascertain their applicability to its existing operations, as well as new programs that are developed by the Company. Generally, these statutes concern the scope of the MBI and VSC coverage and content of the MBI or VSC document. In such instances, the state statute will require that specific wording be included in the MBI or VSC expressly stating the consumer's rights in the event of a claim, and how the service contract may be canceled. Also, on the MBI policy is the name of the insurance company that issues the policy and on a VSC is the name of the insurance company that underwrites the policy. This identification on the policy and contract identifies the insurance company that indemnifies the customer, dealers, financial institution, or the Company against loss for performance under the terms of the contract.

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

EMPLOYEES

The Company and its subsidiary employ approximately forty and fifty individuals at October 31, 2000 and October 31, 1999, respectively. The total number of external sales force equals three. These people train the insurance agent or representative at the financial institution, dealership, or other sales venue. Internally, there are approximately eight people who handle product inquiries that may result in sales. The rest of the staff is located in the following departments: claims adjudication, customer service, data entry, information systems, finance, and administration. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

The Company's executive offices are located in leased premises at 9419 E. San Salvador, Suite 105, Scottsdale, Arizona. The Company signed a new lease with total square footage equal to 19,750, which commenced on January 1, 1999 and expires on December 31, 2003, and provides for annual base rent payments ranging from $212,000 to $276,000.

The premises are owned by Cactus Partnership, an affiliated entity. The partners in Cactus Partnership are Gaylen Brotherson, the CEO of the Company, and Judy Brotherson, the Vice-President of the Company. All lease negotiations are made at fair market value between Cactus Partnership and the Company based on leases with other occupants of the building (See Item 13 Certain Relationships and Related Transactions).

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been reported in NASDAQ, and currently is reported on NASDAQ's OTC: BB under the trading symbol "MBAI". As of October 31, 2000, there were 2,011,787 common shares issued and 1,980,187 outstanding. On that date, the closing bid price for the Company's common stock, as reported by NASDAQ was $1.75. The following is a summary of the price range of the Company's common stock during its 2000 and 1999 fiscal years:

                                     BID
                              -----------------
COMMON STOCK                   HIGH       LOW
------------                  ------     ------
Quarter of Fiscal 2000
First                         $ 5.00     $ 2.75
Second                          5.00       2.00
Third                           3.01       1.75
Fourth                          1.75       1.50

Quarter of Fiscal 1999
First                           2.00       1.88
Second                          2.75       1.75
Third                           2.50       2.00
Fourth                          3.50       2.50

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

During the fiscal year ended 2000, the Company did not issue any unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

                                                                         FISCAL YEAR ENDED OCTOBER 31,
                                                      -------------------------------------------------------------------
                                                         2000          1999          1998          1997          1996
                                                      -----------   -----------   -----------   -----------   -----------
Net revenues                                          $ 8,323,876   $ 5,597,524   $ 3,289,477   $   595,553   $ 1,623,561
Net income                                                177,149       148,016        13,771        46,386         1,752
Net income per common share                                   .09           .07          0.01          0.02          0.00
Total assets                                           16,647,549    14,735,278     6,717,801     2,346,943     1,588,897
Long-term obligation and redeemable preferred stock            --            --            --            --            --
Cash dividends declared per common share                       --            --            --            --            --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR 2000 AND FISCAL YEAR 1999

Net revenues for the year ended October 31, 2000 totaled $8,324,000, an increase of $2,726,000 from net revenues of $5,598,000 for the year ended October 31, 1999. The number of contracts sold of 33,209 for the year ended October 31, 2000 decreased from the number of contracts sold of 34,858 for the year ended October 31, 1999. The Company did not start selling VSCs until fiscal 1998. Therefore, at October 31, 2000, there were three years of previously deferred VSC revenue amortized to revenue compared to only two years of previously deferred VSC revenue being amortized to revenue in 1999.

Operating income decreased by $10,000 to $82,000 for the year ended October 31, 2000, from $92,000 for the year ended October 31, 1999. The decrease is due to the increase in salaries and expenses and officers' bonuses in fiscal 2000. This is offset by the decrease in mailings and postage. The direct mail operations have decreased because the Supreme Court ruled that it is illegal for state governments to sell the information needed for direct mail; such as, addresses and names.

Total operating expenses were $8,242,000 for the year ended October 31, 2000 compared to $5,506,000 for the year ended October 31, 1999. As a percentage of net revenues, operating expenses were 99.0 percent for the year ended October 31, 2000, compared to 98.4 percent for the year ended October 31, 1999. The increase in expenses is due to an increase in the direct costs associated with the increase in VSC sales and salaries, as noted above.

Net income for the year ended October 31, 2000 was $177,000, compared to net income for the year ended October 31, 1999 of $148,000, which is a result of the foregoing factors, the increase in interest income from better utilization of cash available for investments and a reduction in income taxes as a percentage of pre-tax income.

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

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF OCTOBER 31, 2000 AND OCTOBER 31, 1999

Working capital at October 31, 2000 consisted of current assets of $8,169,000 and current liabilities of $7,079,000, or a current ratio of 1.15:1. At October 31, 1999, the current ratio was 1.11:1 with current assets of $8,314,000 and current liabilities of $7,458,000.

As of October 31, 2000, the Company's cash position decreased to $1,615,000 from $4,350,000 at October 31, 1999. Of the $1,615,000, $487,000 is classified as restricted cash; there was $925,000 of restricted cash at October 31, 1999. The largest component of the restricted cash represented claims payment advances provided by insurance companies. This enables the Company to make claims payments on behalf of the insurance companies. The decrease in restricted cash is due to the timing of when the Company receives cash from the insurance companies for claims payments. In addition, $442,000 of cash at October 31, 2000 was invested in marketable debt and equity securities

Deferred direct costs, including both the current and non-current portions, increased by $3,868,000 to $12,698,000 at October 31, 2000 from $8,830,000 at
October 31, 1999. Direct costs are costs that are directly related to the sale of VSCs. These costs are deferred in the same proportion as VSC revenue. The Company started selling VSCs in 1998. Therefore, the increase in the costs is due to an increase in VSC sales over the last two years.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of October 31, 2000, the amount owed to the insurance companies decreased by $2,457,000 to $437,000 from $2,894,000 at October 31, 1999, which is due to the timing of payments remitted to the insurance companies.

Deferred revenues, including both the current and non-current portions, increased by $4,135,000 to $14,840,000 at October 31, 2000 from $10,705,000 at
October 31, 1999. Deferred revenue consists of VSC gross sales and estimated administrative service fees relating to the sales of MBI policies. The increase is primarily due to the Company beginning to sell VSCs in 1998. Therefore, the increase in the deferred revenue is due to an increase in VSC sales over the last two years. Additionally, MBI sales have increased over the last five years.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Index to Consolidated Financial Statements for the years ended October 31, 2000, 1999, and 1998:
Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT
Board of Directors and Stockholders
M.B.A. Holdings, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of M.B.A. Holdings, Inc. and subsidiary (the "Company") as of October 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
January 15, 2001

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                 2000            1999
                                                   ------------    ------------

CURRENT ASSETS:
  Cash and cash equivalents                        $  1,128,281    $  3,424,934
  Restricted cash                                       487,015         924,698
  Investments (Note 3 and 7)                            442,278
  Accounts receivable, net of allowance for
    doubtful accounts of $19,025 (2000 and 1999)        404,370         386,805
  Prepaid expenses and other assets                     115,074         109,888
  Deferred direct costs                               5,048,367       3,182,789
  Income tax receivable (Note 4)                        155,437
  Deferred income tax asset (Note 4)                    387,787         284,412
                                                   ------------    ------------
      Total current assets                            8,168,609       8,313,526
                                                   ------------    ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                    226,777         174,381
  Office equipment and furniture                        165,919         149,309
  Vehicle                                                16,400          16,400
  Leasehold improvements                                 79,596          69,053
  Capitalized software costs                             26,959          17,500
                                                   ------------    ------------
      Total property and equipment                      515,651         426,643
  Accumulated depreciation and amortization            (229,020)       (154,267)
                                                   ------------    ------------
      Property and equipment - net                      286,631         272,376

OTHER ASSETS                                             46,170
DEFERRED DIRECT COSTS                                 7,650,100       5,647,160
DEFERRED INCOME TAX ASSET (Note 4)                      496,039         502,216
                                                   ------------    ------------

TOTAL ASSETS                                       $ 16,647,549    $ 14,735,278
                                                   ============    ============

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                    2000            1999
                                                    ------------    ------------
CURRENT LIABILITIES:
  Net premiums payable to insurance companies       $    437,214    $  2,893,591
  Accounts payable and accrued expenses                  753,802         597,444
  Capital lease obligation - current
    portion (Note 6)                                       9,333
  Deferred revenues                                    5,878,696       3,872,479
  Income taxes payable (Note 4)                                           94,159
                                                    ------------    ------------
      Total current liabilities                        7,079,045       7,457,673

CAPITAL LEASE OBLIGATION - net of current
  portion (Note 6)                                        18,840
DEFERRED RENT                                             41,539          32,104
DEFERRED REVENUES                                      8,961,473       6,832,713
                                                    ------------    ------------
      Total liabilities                               16,100,897      14,322,490
                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)
STOCKHOLDERS' EQUITY (Note 5):
  Preferred stock, $.001 par value;
    20,000,000 shares authorized;
    none issued and outstanding
  Common stock, $.001 par value;
    80,000,000 shares authorized;
    2,011,787 (2000 and 1999) shares
    issued; 1,980,187 (2000) and
    2,011,787 (1999) outstanding                           2,012           2,012
  Additional paid-in-capital                             200,851         200,851
  Accumulated other comprehensive income                  12,215
  Retained earnings                                      387,074         209,925
  Less: 31,600 shares of common stock in
    treasury, at cost                                    (55,500)
                                                    ------------    ------------
      Total stockholders' equity                         546,652         412,788
                                                    ------------    ------------

TOTAL                                               $ 16,647,549    $ 14,735,278
                                                    ============    ============

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED OCTOBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                            2000           1999            1998
                                                         -----------    -----------    -----------
NET REVENUES:
  Vehicle service contract gross income                  $ 5,453,390    $ 2,729,999    $   707,621
  Net mechanical breakdown insurance income                2,221,320      2,322,217      2,196,569
  MBI administrative service revenue                         649,166        545,308        385,287
                                                         -----------    -----------    -----------
Total net revenues                                         8,323,876      5,597,524      3,289,477
                                                         -----------    -----------    -----------

OPERATING EXPENSES:
  Direct acquisition costs of vehicle
   service contracts                                       5,189,065      2,604,436        669,818
  Salaries and employee benefits                           1,825,772      1,544,793      1,552,347
  Mailings and postage                                       261,602        441,332        282,018
  Rent and lease expense                                     326,327        286,785        248,418
  Professional fees                                          158,844        159,105        193,259
  Telephone                                                  142,709        149,282         80,905
  Depreciation and amortization                               74,753         57,873         52,770
  Merchant and bank charges                                   24,831         18,111         22,992
  Insurance                                                   37,052         29,029         42,717
  Supplies                                                    41,023         46,353         30,676
  License and fees                                            13,618         12,756          9,180
  Other operating expenses                                   146,676        156,082        110,673
                                                         -----------    -----------    -----------
      Total operating expenses                             8,242,272      5,505,937      3,295,773
                                                         -----------    -----------    -----------
OPERATING INCOME (LOSS)                                       81,604         91,587         (6,296)
                                                         -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Finance fee income                                          51,820         50,567         14,210
  Interest income                                            146,559        122,829         62,880
  Interest expense                                           (12,993)        (5,996)        (8,103)
  Other expense                                                 (763)          (531)       (39,480)
  Realized losses on investments                              (3,362)
                                                         -----------    -----------    -----------
      Other income - net                                     181,261        166,869         29,507
                                                         -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                                   262,865        258,456         23,211
INCOME TAXES (Note 4)                                         85,716        110,440          9,440
                                                         -----------    -----------    -----------
NET INCOME                                               $   177,149    $   148,016    $    13,771
                                                         ===========    ===========    ===========

BASIC NET INCOME PER SHARE                               $      0.09    $      0.07    $      0.01
                                                         ===========    ===========    ===========
DILUTED NET INCOME PER SHARE                             $      0.08    $      0.07    $      0.01
                                                         ===========    ===========    ===========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC        2,002,064      2,005,158      2,005,121
                                                         ===========    ===========    ===========
AVERAGE NUMBER OF COMMON AND
  DILUTIVE SHARES OUTSTANDING                              2,111,426      2,086,505      2,046,813
                                                         ===========    ===========    ===========

Net income                                               $   177,149    $   148,016    $    13,771
Other comprehensive income net of tax:
  Net unrealized gain on available-for-sale securities        12,215
                                                         -----------    -----------    -----------
Comprehensive income                                     $   189,364    $   148,016    $    13,771
                                                         ===========    ===========    ===========

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                                           ACCUMULATED
                                        COMMON STOCK          ADDITIONAL      OTHER                                   TOTAL
                                   -----------------------       PAID     COMPREHENSIVE   RETAINED    TREASURY     STOCKHOLDERS'
                                     SHARES       AMOUNT      IN-CAPITAL      INCOME      EARNINGS      STOCK         EQUITY
                                  ----------    ----------    ----------    ----------   ----------   ----------    ----------
BALANCE, NOVEMBER 1, 1997          2,005,121    $    2,005    $  130,357    $            $   48,138   $             $  180,500
  Stock compensation expense                                      50,500                                                50,500
  Net income                                                                                 13,771                     13,771
                                  ----------    ----------    ----------    ----------   ----------   ----------    ----------
BALANCE, OCTOBER 31, 1998          2,005,121         2,005       180,857             0       61,909            0       244,771
  Stock compensation expense           6,666             7        19,994                                                20,001
  Net income                                                                                148,016                    148,016
                                  ----------    ----------    ----------    ----------   ----------   ----------    ----------
BALANCE, OCTOBER 31, 1999          2,011,787         2,012       200,851             0      209,925            0       412,788
  Unrealized gain on
   available-for-sale
   securities                                                                   12,215                                  12,215
  Treasury stock                     (31,600)                                                             (55,500)     (55,500)
  Net income                                                                                177,149                    177,149
                                  ----------    ----------    ----------    ----------   ----------   ----------    ----------

BALANCE, OCTOBER 31, 2000          1,980,187    $    2,012    $  200,851    $   12,215   $  387,074   $  (55,500)   $  546,652
                                  ==========    ==========    ==========    ==========   ==========   ==========    ==========

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                                                    OCTOBER 31,
                                                                     -----------------------------------------
                                                                         2000           1999           1998
                                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $   177,149    $   148,016    $    13,771
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                                       74,753         57,873         52,770
      Gain on sale of equipment                                                          (4,342)
      Deferred income taxes                                              (97,198)      (281,673)      (245,447)
      Stock-based compensation                                                           20,001         50,500
      Changes in assets and liabilities:
        Restricted cash                                                  437,683       (473,710)      (240,241)
        Accounts receivable                                              (17,565)       (90,632)      (151,937)
        Receivable from affiliated entities                               29,770         (3,876)
        Prepaid expenses and other assets                                (51,356)        26,864       (135,465)
        Deferred direct costs                                         (3,868,518)    (5,706,526)    (3,123,422)
        Net premiums payable to insurance companies                   (2,456,377)     1,385,054        451,917
        Accounts payable and accrued expenses                            156,358        150,665        346,240
        Accounts payable to affiliated entities                                         (33,287)        15,914
        Income taxes payable                                            (249,596)        18,630       (134,113)
        Deferred rent                                                      9,435         32,104
        Deferred revenues                                              4,134,977      6,296,294      3,754,557
                                                                     -----------    -----------    -----------
           Net cash (used in) provided by
            operating activities                                      (1,750,255)     1,575,101        651,168
                                                                     -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (58,008)       (71,168)      (167,148)
  Proceeds from sale of equipment                                                         7,000
  Net purchase of short-term investments                                (430,063)
  Net decrease in certificates of deposit                                                              120,000
                                                                     -----------    -----------    -----------
          Net cash used in investing activities                         (488,071)       (64,168)       (47,148)
                                                                     -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                             (55,500)
  Payments on capital lease obligation                                    (2,827)
  Payments on notes payable to affiliated entity                                                       (73,189)
  Payments on payables to Company stockholder                                                          (54,740)
  Payment of note receivable from stockholder                                                          115,586
                                                                     -----------    -----------    -----------
          Net cash used in financing activities                          (58,327)                      (12,343)
                                                                     -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (2,296,653)     1,510,933        591,677
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           3,424,934      1,914,001      1,322,324
                                                                     -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $ 1,128,281    $ 3,424,934    $ 1,914,001
                                                                     ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                             $    13,820    $     1,911    $     8,100
                                                                     ===========    ===========    ===========
  Cash paid for income taxes                                         $   334,157    $   373,483    $   389,000
                                                                     ===========    ===========    ===========
Supplemental schedule of noncash investing activity
  Purchase of equipment through capital lease obligation             $    31,000    $              $
                                                                     ===========    ===========    ===========

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

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

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

     a. CASH AND CASH EQUIVALENTS - The Company considers all cash and highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

     b. RESTRICTED CASH represents claims payment advances provided by the insurance companies, to enable the Company to make claims payments on behalf of the insurance companies.

     c. INVESTMENTS, which are primarily marketable debt and equity securities, are classified as available-for-sale and are stated at estimated fair value as of October 31, 2000. Fair value is estimated based on quoted market prices.

     d. PROPERTY AND EQUIPMENT - The historical cost of computer equipment, office equipment and furniture is depreciated by accelerated and straight-line methods over their estimated useful lives which range from three to seven years. The accelerated depreciation method used for computer equipment and office equipment is a double declining balance method. The double declining balance method depreciates the assets more quickly during the earlier years of their useful lives whereas the straight-line method depreciates the assets evenly over their lives. Leasehold improvements are amortized over the shorter of the life of the asset or the related lease term.

          The Company reviews its long-lived assets for possible impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, and has concluded that no impairment charge is necessary during 2000, 1999 or 1998. If the Company found an instance where impairment existed, the Company would record the asset at its fair value based on estimated discounted cash flows.

          Under guidelines established by the American Institute of Certified Public Accountants in Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"), the Company has capitalized $26,959 of such costs in the accompanying consolidated balance sheet at October 31, 2000.

     e. BENEFIT PLAN - The Company has a profit-sharing plan covering substantially all employees who have attained the age of 21 and have completed one year of service. Participation commences on the earliest plan entry date after an employee meets eligibility requirements. The only contributions made to the plan are discretionary employer contributions. No discretionary contributions were made during the years ended October 31, 2000, 1999 and 1998.

     f. NET PREMIUMS PAYABLE TO INSURANCE COMPANIES represent premiums collected from the policyholders on behalf of the insurance companies. Amounts collected are periodically remitted to the appropriate insurance company.

     g. REVENUE RECOGNITION - Net revenues includes the commissions earned on sales of MBIs, fees for providing administrative claims services related to the MBIs sold and revenues related to the sales and servicing of VSCs.

          The Company receives one fee (commission) related to the sale of MBIs which covers both the revenue earned for selling the policy and the fee for providing administrative claims services. The Company apportions the revenue consistent with the values associated with each service provided. The revenues for commissions earned on policy sales are recorded when the policy information is received and approved by the Company. The revenues for the fee related to providing administrative claims services are deferred and recognized in income on a straight-line basis over the actual life of the related policy. Costs directly related to the acquisition of the contract or policy that would not have been incurred but for the acquisition of the contract or policy (incremental direct acquisition costs) are deferred and charged to expense in proportion to the revenue recognized.

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

     h. INCOME TAXES - Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect.

     i. NET INCOME PER SHARE - Net income per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE which requires dual presentation of BASIC and DILUTED EPS on the face of the statements of income and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic income per common share is computed on the weighted average number of shares of common stock outstanding during each period. Income per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. Below is the reconciliation required by SFAS No. 128.

NUMBER OF SHARES USED IN COMPUTING INCOME PER SHARE

                                                    YEAR ENDED OCTOBER 31,
                                               ---------------------------------
                                                 2000        1999        1998
                                               ---------   ---------   ---------
Average number of common shares
outstanding - Basic                            2,002,064   2,005,158   2,005,121

Dilutive shares from common stock options
calculated using the treasury stock method       109,362      81,347      41,692
                                               ---------   ---------   ---------
Average number of common and dilutive shares
outstanding                                    2,111,426   2,086,505   2,046,813
                                               =========   =========   =========

     j. STOCK-BASED COMPENSATION -The Company adopted SFAS No. 123 during 1997 which requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation costs to be measured based on the fair value of the equity instrument awarded. The Company has elected to measure its stock-based compensation awards to employees based on the provisions of APB Opinion No. 25. APB No. 25 allows recognition of compensation cost based on the intrinsic value of the equity instrument awarded rather than fair value.

     k. COMPREHENSIVE INCOME consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable equity investments.

     l. USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     m. FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of the Company's financial instruments approximate fair value as the rates in effect approximate current rates obtainable in an open market.

     n. NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 effective November 1, 2000, and the adoption did not have a material impact on the Company.

2. RELATED PARTY TRANSACTIONS

PREPAID EXPENSES AND OTHER ASSETS:

Included in Prepaid expenses and other assets at October 31, 2000 is $25,472 prepaid rent for office space paid to an entity owned by the Company's majority stockholder (See Note 6).

NOTE RECEIVABLE FROM STOCKHOLDER

In 1997, the Company advanced $115,586 to the Company's majority stockholder. The note had an interest rate of 8% and was repaid in fiscal 1998.

NOTE PAYABLE TO AFFILIATED ENTITY

The Company had a note payable to an affiliated entity at October 31, 1997 consisting of $73,189 of borrowings at a variable interest rate (6% as of October 31, 1997). The interest rate was determined annually based on the Internal Revenue Service imputed interest rate. The balance was repaid in full during 1998.

3. MARKETABLE SECURITIES

The following table summarizes the Company's marketable securities as of October 31,2000:

                                              GROSS       GROSS
                                AMORTIZED   UNREALIZED  UNREALIZED      FAIR
                                  COSTS       GAINS       LOSSES        VALUE
                                ---------   ---------    ---------    ---------
Marketable Securities:
  Corporate bonds               $ 195,065   $  15,566                 $ 210,631
  Other securities                127,783                $  (3,351)     124,432
  Money market                    107,215                               107,215
                                ---------   ---------    ---------    ---------
Total Marketable Securities
  at October 31, 2000           $ 430,063   $  15,566    $  (3,351)   $ 442,278
                                =========   =========    =========    =========

The corporate bonds have maturities in excess of ten years.

There were no marketable securities in 1999. Proceeds from sales and maturities of marketable securities were $128,374 in 2000. Net realized losses are included in other income.

4. INCOME TAXES

Income taxes were as follows for the years ended October 31:

                                         2000            1999            1998
                                      ---------       ---------       ---------
Current                               $ 182,914       $ 392,114       $ 254,887
Deferred                                (97,198)       (281,674)       (245,447)
                                      ---------       ---------       ---------

Total income tax expense              $  85,716       $ 110,440       $   9,440
                                      =========       =========       =========

The tax effects of temporary differences that give rise to significant portions of deferred income tax assets at October 31 were as follows:

                                                       2000             1999
                                                     ---------        ---------
Deferred revenue                                     $ 878,098        $ 710,678
Allowance for doubtful accounts                          7,800          (10,000)
Accrued compensation                                    39,552          120,258
Depreciation                                           (46,632)         (48,619)
Other                                                    5,008           14,311
                                                     ---------        ---------

Net deferred income tax assets                       $ 883,826        $ 786,628
                                                     =========        =========

The effective income tax rate differs from the federal statutory income tax rate in effect each year as a result of the following items:

                                                    2000        1999       1998
                                                    ----        ----       ----
Federal statutory income tax rate                    34%         34%        34%
State taxes                                           6           6          6
Other                                                (7)          3          1
                                                    ---         ---        ---

Effective income tax rate                            33%         43%        41%
                                                    ===         ===        ===

5. STOCK OPTIONS AND STOCK AWARDS

During the year ended October 31, 1998, the Company issued stock options to certain employees. The Company applies APB Opinion No. 25 and related interpretations in measuring compensation expense for its stock options. During the years ended October 31, 2000, 1999 and 1998, compensation expense of $0, $0 and $50,500, respectively, was recognized for the difference between the option exercise price and the estimated fair value of the common stock at the date of grant. Had compensation cost for the Company's stock options been determined based on the fair value of the options at the date of grant consistent with SFAS No. 123, the Company's net income and net income per share would have been adjusted as presented below. Using the Black-Scholes model for common stock option valuation, the Company estimated volatility of 84.7%, risk free interest rate at 6%, and a dividend yield of 0%. All stock options are vested and exercisable when granted.

A summary of the Company's outstanding options as of October 31, 2000 is presented below along with pro-forma income statement information consistent with SFAS No. 123.

                         EXERCISE           EXPIRATION
        OPTIONS            PRICE               DATE
        -------            -----               ----
         33,334           $ 2.25         February 15, 2006
         25,000             1.20         September 30, 2008
          1,667             1.20         October 31, 2008
        100,000             0.94         June 1, 2008
         20,000             1.05         September 30, 2008
          5,000             1.05         October 31, 2008
        -------
        185,001
        =======

                                                         2000        1999        1998
                                                     --------    --------    ---------
Net income (loss)                     As reported    $177,149    $148,016    $  13,771
                                      Pro forma      $177,149    $148,016    $(184,824)

Basic net income per share            As reported    $   0.09    $   0.07    $    0.01
Diluted net income per share                         $   0.08    $   0.07    $    0.01

Basic net income (loss) per share     Pro forma      $   0.09    $   0.07    $   (0.09)
Diluted net income (loss) per share                  $   0.08    $   0.07    $   (0.09)

A summary of the activity regarding the Company's outstanding options for the years ended October 31 is presented below:

                                                       2000                  1999                  1998
                                                -------------------   -------------------   -------------------
                                                           WEIGHTED              WEIGHTED              WEIGHTED
                                                           AVERAGE               AVERAGE               AVERAGE
                                                           EXERCISE              EXERCISE              EXERCISE
                                                 SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                --------   --------   --------   --------   --------   --------
Options outstanding at beginning of year         185,001   $   1.23    185,001   $   1.23     39,834   $   2.32
Options granted                                       --         --         --         --    160,167       1.13
Options exercised                                     --         --         --         --         --         --
Options cancelled                                     --         --         --         --    (15,000)      3.06
                                                --------   --------   --------   --------   --------   --------

Options outstanding at end of year               185,001   $   1.23    185,001   $   1.23    185,001   $   1.23
                                                ========   ========   ========   ========   ========   ========

Fair value of options granted during the year                                                          $    .79
                                                                                                       ========

During 1999, the Company accrued for the issuance of 6,666 shares of common stock to an employee. In connection therewith, the Company recorded $20,001 of compensation expense.

In addition to the options and shares issued during the year ended October 31, 1998, discussed above, the Company also has reserved, for issuance, various options and shares to employees which are based on the occurrence of future events including the Company reaching certain sales levels. Under an arrangement approved by the Board of Directors, the CEO and Vice-President each will be granted options if sales growth goals are met. For every $5 million in sales growth, the CEO will receive options to purchase 1,667 shares at an exercise price of 80 percent of market price at the date sales goals are met. The President will receive options to purchase 5,000 shares at an exercise price of 70 percent of the market price at the date sales goals are met, for every $5 million in sales growth.

6. OPERATING AND CAPITAL LEASES

The Company has operating leases for office space and equipment and a capital lease for equipment which expire on various dates through the year ending October 31, 2004. The equipment under capital lease is included in property and equipment at October 31, 2000 with a value of $34,519, net of accumulated amortization of $986. Total rental expense was approximately $326,000, $293,000 and $248,000 for the years ended October 31, 2000, 1999 and 1998, respectively. Future minimum lease payments under noncancelable lease agreements at October 31, 2000 are as follows:

                                                   OPERATING       CAPITAL
                                                     LEASES         LEASE
                                                    --------      --------
     2001                                           $285,982      $ 12,776
     2002                                            272,284        12,776
     2003                                            274,378         8,517
     2004                                             45,930
                                                    --------      --------

     Total                                          $878,574      $ 34,069
                                                    ========

     Less portion representing interest                              5,896
                                                                  --------
     Total                                                          28,173
     Less current portion                                            9,333
                                                                  --------
     Long-term portion - net                                      $ 18,840
                                                                  ========

The Company leases its office space from an affiliate of the Company's majority stockholder. Rent expense for this office space was $237,290, $206,500 and $187,067 for the years ended October 31, 2000, 1999 and 1998, respectively. A new lease was signed with the affiliate on January 1, 1999 which expires on December 31, 2003.

7. COMMITMENTS AND CONTINGENCIES

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

The Company has available a $300,000 working capital line of credit which expires on February 28, 2001. Borrowing under the line of credit bear interest at a variable rate per annum equal to the sum of 3.15 % plus the thirty day dealer commercial paper rate, as published in THE WALL STREET JOURNAL and are collateralized by the Company's investments. There were no borrowings outstanding at October 31, 2000.

8. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                    FOR THE YEAR ENDED 10/31/00
                                       ------------------------------------------------------
                                           1ST            2ND           3RD           4TH
                                           QTR            QTR           QTR           QTR
                                       -----------    -----------   -----------   -----------
Net sales                              $ 1,911,844    $ 2,015,081   $ 2,245,294   $ 2,151,657
Gross profit                               796,532        829,746       775,776       732,757
Net income (loss)                          111,631         51,937        75,444       (61,863)
Net income (loss) per share                   0.06           0.03          0.04         (0.04)

                                                    FOR THE YEAR ENDED 10/31/99
                                       ------------------------------------------------------
                                           1ST            2ND           3RD           4TH
                                           QTR            QTR           QTR           QTR
                                       -----------    -----------   -----------   -----------
Net sales                              $ 1,113,536    $ 1,196,789   $ 1,516,891   $ 1,770,308
Gross profit                               565,190        724,219       760,930       942,749
Net income (loss)                          (22,003)        51,208        20,363        98,448
Net income (loss) per share                  (0.01)          0.03          0.01          0.04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not had disagreements with its accountants on any matter regarding accounting principles or financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Board of Directors consists of five people. All Directors hold offices until the next annual meeting at which time there is an election for their successors.


       NAME              AGE                 POSITION WITH COMPANY
       ----              ---                 ---------------------
Gaylen M. Brotherson      61     President, CEO, Chairman of the Board, Director
Judy K. Brotherson        54     Vice-President, Director
Edward E. Wilczewski      60     Director
Keith  A. Cannon          60     Director
Michael Brady             59     Director

Gaylen and Judy Brotherson are husband and wife. No other family relationship exists between the Directors or the executive officers.

THE BUSINESS EXPERIENCE OF EACH OF THE COMPANY'S DIRECTORS IS AS FOLLOWS:

Gaylen Brotherson, 61, became President, CEO, Chairman of the Board, and Director of the Company in November 1995. He was the founder of Mechanical Breakdown Administrators, Inc. Mr. Brotherson served in the United States Navy. In 1960, he received his life, health and accident licenses as well as his property and casualty license. Presently, he is licensed as an insurance agent in 27 states. He has been in the vehicle service contract business since 1974. Since 1984 he has been actively involved in marketing and administering mechanical breakdown insurance policies and VSCs under Mechanical Breakdown Administrators, Inc. Also, Mr. Brotherson serves on the Board of Directors of Bank USA, in Phoenix, AZ.

Judy Brotherson, 54, has been Vice-President and Director of the Company since November 1995. Mrs. Brotherson is a graduate of Creighton University. Since 1975, she has worked primarily in family owned businesses. She holds insurance licenses in approximately 32 states. She was one of the chief designers of the MBA software management system. She has been working at MBA since 1989 primarily involved in overseeing the finance and data-entry departments.

Edward Wilczewski, 60, has been a Director of the Company since June 1998. Mr. Wilczewski served in the Navy for six years. Mr. Wilczewski is a graduate of the University of Omaha. Primarily for the past thirty years including the present time, he has owned and operated The Charter Group of Arizona, a real estate development company. His company has developed various real estate projects ranging from single family homes to apartment complexes.

Keith Cannon, 60, has been a Director of the Company since December 2000. Mr. Cannon is a graduate of the University of Utah. Primarily for the past thirty years including the present time, he has worked in the securities industries. Currently, he is the Branch Manager at Wilson-Davis & Co. where he supervises the trading with a variety of domestic and international clients. In addition, Mr. Cannon is a Director of two other public companies which are unrelated to M.B.A. Holdings, Inc. or its subsidiaries. They are the Montgomery Realty Group, Inc. and On-Point Technology Systems, Inc.

Michael Brady, 59, has been a Director of the Company since December 2000. Mr. Brady is a graduate of Creighton University. For the last 35 years, he has been a lawyer and business person operating domestically and internationally. Specifically, for the last several years, he has been the Chairman of the European Trade Link Company, which is an international distribution company. Also, he is the President of Vandermaal/Brady International Inc., which is a US based international consulting company. From July 1998 to December 1999, he served as the Chairman of American Bantrust Mortgage Services Corp. which is a US based mortgage banking company. From 1997 to August 1999, he served on the Board of Directors of Modis Training Technologies Inc. which was a US based semiconductor training company. From 1990 to 1996, he started as the Chief Legal Counsel and became the Chief Executive Officer of Metrol Security Services Inc. which was a US based multi-state full service burglar, fire alarm installation and monitoring company.

OTHER EXECUTIVE OFFICERS AND KEY EMPLOYEES

Michael Zimmerman, 30, is the Chief Financial Officer. He joined the Company in September of 1999. Prior to joining the Company, Mr. Zimmerman worked at PacifiCare, Inc. from November of 1997 to September of 1999 as the accounting supervisor in charge of the day to day accounting for the Nevada HMO and the Nevada and Arizona life insurance products. Prior to joining PacifiCare, Inc., Mr. Zimmerman was an employee from September 1993 to November 1997 at the international accounting and consulting firm KPMG Peat Marwick LLP.

Shelly Beesley, 35, is the Corporate Secretary and Assistant to the President. She has been employed by the Company since January 1993. She originally served as the Executive Assistant for the President and Vice President. At the beginning of 1996, Mrs. Beesley became the corporate secretary. Also, in 1996 Mrs. Beesley served as a Director to the company. Prior to joining the Company, Mrs. Beesley worked in the automotive industry as a Systems Administrator, Customer Service Manager and Assistant Sales Manager.

Michael Gannon, 44, is the Information Systems Manager. He is a graduate of Devry Technical Institute. Mr. Gannon has been employed by the Company since January 1995. He has helped develop MBA's integrated computer system to serve all customer service, claims, data entry, and sales functions for all the different products MBA offers.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides the annual and other compensation of the Chief Executive Officer and any other employee who qualifies under Regulation S-K section 229.402 for the years ended October 31, 1998, 1999 and 2000.

                                                                ANNUAL COMPENSATION         LONG-TERM COMPENSATION
                                                           -----------------------------   -----------------------
                                                                                           RESTRICTED     STOCK
                                                                                             STOCK        OPTION
                                                                                            (SHARES)     (SHARES)
NAME OF PRINCIPAL         POSITION                 YEAR       SALARY    BONUS   OTHER(1)     AWARDS       AWARDS
-----------------         --------                 ----       ------    -----   --------     ------       ------
Gaylen M. Brotherson      Chairman of Board and    1998      $165,497  $150,000  $20,522                  $26,667
                          Chief Executive Officer  1999       150,797             24,672
                                                   2000        50,000   100,000   22,115

Judy K. Brotherson        Vice-President           1998        50,000             10,910                  125,000
                                                   1999        50,000
                                                   2000        50,000   100,000    6,551

Richard John, Jr. (2)     Vice President - Sales   1998       303,732
                                                   1999       272,836                          18,337
                                                   2000    Terminated

----------
(1) Included in Other Annual Compensation are an auto lease paid for Gaylen Brotherson in fiscal 1998, 1999 and 2000, an auto lease paid for Judy Brotherson in fiscal 1998, auto insurance for Gaylen Brotherson in fiscal

     1998, 1999 and 2000, auto insurance for Judy Brotherson in fiscal 1998, 1999 and 2000, and life insurance premiums for Gaylen Brotherson and Judy Brotherson in years 1998, 1999 and 2000.
(2)  Richard John's employment at the Company ended October of 1999.

OPTION GRANTS IN LAST FISCAL YEAR

None

OTHER INCENTIVES AND COMPENSATION

The Company does not have a formal stock option plan. Currently, stock options are granted by the Board of Directors. At October 31, 2000, there were only two employees, Gaylen Brotherson and Judy Brotherson, who had stock options. All options are exercisable. Below is a summary of existing options.

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

In addition per the Board of Directors' resolution dated February 15, 1996, Gaylen Brotherson receives an option to purchase 1,667 shares at 80% of the stock's fair market value for each $5,000,000 increase in sales after $25,000,000 on the date the sales goals are reached. Per the Board of Directors' resolution dated June 1, 1998, Judy Brotherson receives an option to purchase 5,000 shares at 70% of the stock's fair market value for each $5,000,000 increase in sales after $25,000,000 on the date the sales goals are reached. These options will expire ten years from the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of October 31, 2000 concerning shares of Common Stock with $.001 par value, the Company's only voting securities. This table includes all beneficial owners who own more than 5% of the outstanding voting securities, each of the Company's directors by each person who is known by the Company to own beneficially more than 5% of the outstanding voting securities of the Company, and by the Company's executive officers and directors as a group.

                  NAME AND ADDRESS       AMOUNT AND NATURE
TITLE OF CLASS   OF BENEFICIAL OWNER    OF BENEFICIAL OWNER    PERCENT OF CLASS
--------------   -------------------    -------------------    ----------------
Common Stock     Gaylen Brotherson         878,615 shares (1)       44.4%
                 9419 E. San Salvador
                 Suite 105
                 Scottsdale, AZ 85258

Common Stock     Judy Brotherson           801,301 shares (1)       40.5%
                 9419 E. San Salvador
                 Suite 105
                 Scottsdale, AZ 85258

Common Stock     Keith Cannon               94,500 shares (1)        4.8%
                 2300 Shawn Court
                 Carlsbad, CA 92008

Common Stock     CEDE & Co                 107,910 shares            5.4%
                 Box 220
                 Bowling Green Station
                 New York, NY 10274

Common Stock     All Directors and       1,777,416 shares           89.8%
                 Executive Officers as
                 a Group (five people)

----------
(1) This amount represents shares owned and excludes the 60,001 options to purchase common stock for Gaylen Brotherson and the 125,000 options to purchase common stock for Judy Brotherson. If these options were exercised by Gaylen Brotherson and Judy Brotherson, then their percentage of ownership would change to 43.4% and 42.8%, respectively (see Item 6. Executive Compensation).

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

The Company leases its office space from Cactus Partnership. The managing partner of Cactus Partnership is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $237,290, $206,500 and $187,067 for the years ended October 31, 2000, 1999 and 1998, respectively. The Company signed a new lease with the affiliated entity on January 1, 1999. This new lease expires on December 31, 2003.

During August 2000, the Company loaned 1st Defense Industries $78,252. The owner of 1st Defense Industries is Gaylen Brotherson, the Chief Executive Officer. The loan is for five years and has an interest rate of 5% with interest only payments for the first five years.. During fiscal 2000, 1st Defense paid the Company $647.31 which was recorded in interest income. In October 2000, Cactus Partnership purchased the loan from the Company in lieu of rent. At October 31, 2000 the loan due from 1st Defense Industries equaled $0.

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

  (h)  -  Audit committee charter

11     -  Statement re computation of per share earnings

21     -  Subsidiary of the Company

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. MBA Holdings, Inc.


Dated: January 26, 2001                 By: /s/ Gaylen Brotherson
                                            ------------------------------------
                                            Gaylen Brotherson
                                            Chairman of the Board and Chief
                                            Executive Officer


Dated: January 26, 2001                 By: /s/ Michael J. Zimmerman
                                            ------------------------------------
                                            Michael J. Zimmerman,
                                            Chief Financial Officer