Form 10-Q
period 2001-01-31
M B A HOLDINGS INC
filed 2001-03-19
CIK 1097273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended January 31, 2001.


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


                 Number of Common Stock shares (.001 par value)
                     outstanding at March 1, 2001: 1,980,187

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

                                     Index

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of January 31, 2001
          and October 31, 2000                                                2

          Condensed Consolidated Statements of Income (Loss) and
          Comprehensive Income (Loss) for the three months ended
          January 31, 2001 and 2000                                           4

          Condensed Consolidated Statements of Cash Flows for the three
          months ended January 31, 2001 and 2000                              5

          Notes to Condensed Consolidated Financial Statements                6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        8

     Item 3. Quantitative and Qualitative Disclosures about Market Risk      10

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               10

SIGNATURE                                                                    11

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JANUARY 31, 2001 AND OCTOBER 31, 2000
--------------------------------------------------------------------------------

ASSETS                                              JANUARY 31,     OCTOBER 31,
                                                       2001            2000
                                                   ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                        $    913,029    $  1,128,281
  Restricted cash                                       206,267         487,015
  Investments                                           475,712         442,278
  Accounts receivable, net of allowance for
    doubtful accounts of $19,025 (2001 and 2000)        323,915         404,370
  Prepaid expenses and other assets                     103,497         115,074
  Deferred direct costs                               5,221,374       5,048,367
  Income tax receivable                                 155,437         155,437
  Deferred income tax asset                             550,333         387,787
                                                   ------------    ------------

       Total current assets                           7,949,564       8,168,609
                                                   ------------    ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                    241,303         226,777
  Office equipment and furniture                        166,290         165,919
  Vehicle                                                16,400          16,400
  Leasehold improvements                                 79,596          79,596
  Capitalized software costs                             27,289          26,959
                                                   ------------    ------------

       Total property and equipment                     530,878         515,651

  Accumulated depreciation and amortization            (249,813)       (229,020)
                                                   ------------    ------------

       Property and equipment - net                     281,065         286,631

Other assets                                             46,169          46,170
Deferred direct costs                                 7,310,947       7,650,100
Deferred income tax asset                               357,193         496,039
                                                   ------------    ------------

TOTAL                                              $ 15,944,938    $ 16,647,549
                                                   ============    ============

                                                                     (CONTINUED)

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JANUARY 31, 2001 AND OCTOBER 31, 2000
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                 JANUARY 31,    OCTOBER 31,
                                                        2001           2000
                                                     -----------    -----------
CURRENT LIABILITIES:
 Net premiums payable to insurance companies         $    36,287    $   437,214
 Accounts payable and accrued expenses                   717,107        753,802
 Capital lease obligation - current portion                9,672          9,333
 Deferred revenues                                     6,430,563      5,878,696
                                                     -----------    -----------

       Total current liabilities                       7,193,629      7,079,045

CAPITAL LEASE OBLIGATION - net of current portion         16,300         18,840
DEFERRED RENT                                             41,718         41,539
DEFERRED REVENUES                                      8,171,424      8,961,473
                                                     -----------    -----------

       Total liabilities                              15,423,071     16,100,897
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 20,000,000 shares
  authorized; none issued and outstanding
 Common stock, $.001 par value; 80,000,000 shares
  authorized; 2,011,787 (2001 and 2000) shares issued;
   1,980,187 (2001 and 2000) shares outstanding            2,012          2,012
 Additional paid-in-capital                              200,851        200,851
 Accumulated other comprehensive income                   22,940         12,215
 Retained earnings                                       351,564        387,074
 Less: 31,600 shares of common stock in treasury,
   at cost                                               (55,500)       (55,500)
                                                     -----------    -----------
       Total stockholders' equity                        521,867        546,652
                                                      -----------    -----------

TOTAL                                                $15,944,938    $16,647,549
                                                     ===========    ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                        JANUARY 31,
                                                              -----------------------------
                                                                 2001              2000
                                                              -----------       -----------
REVENUES:
  Vehicle service contract gross income                       $ 1,687,361       $ 1,179,430
  Net mechanical breakdown insurance income                       277,181           570,357
  MBI administrative service revenue                              166,924           162,057
                                                              -----------       -----------
       Total net revenues                                       2,131,466         1,911,844
                                                              -----------       -----------
OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts         1,609,238         1,115,312
  Salaries and employee benefits                                  365,617           375,409
  Mailings and postage                                             30,822            82,193
  Rent and lease expense                                           90,263            65,943
  Professional fees                                                23,064            42,081
  Telephone                                                        16,406            24,623
  Depreciation and amortization                                    20,793            16,416
  Merchant and bank charges                                         3,191             5,219
  Insurance                                                        11,058            10,287
  Supplies                                                          4,999            10,486
  License and fees                                                  3,302             4,170
  Other operating expenses                                         30,912            34,661
                                                              -----------       -----------
       Total operating expenses                                 2,209,665         1,786,800
                                                              -----------       -----------

OPERATING INCOME (LOSS)                                           (78,199)          125,044
                                                              -----------       -----------
OTHER INCOME (EXPENSE):
  Finance and other fee income                                      5,081            15,708
  Interest income                                                  16,102            46,418
  Interest expense and fees                                        (2,194)             (729)
  Other expense                                                                        (390)
                                                              -----------       -----------
       Other income - net                                          18,989            61,007
                                                              -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES                                 (59,210)          186,051
INCOME TAXES                                                      (23,700)           74,420
                                                              -----------       -----------

NET INCOME (LOSS)                                             $   (35,510)      $   111,631
                                                              ===========       ===========
BASIC NET INCOME (LOSS) PER SHARE                             $     (0.02)      $      0.06
                                                              ===========       ===========
DILUTED NET INCOME (LOSS) PER SHARE                           $     (0.02)      $      0.05
                                                              ===========       ===========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC             1,980,187         2,011,787
                                                              ===========       ===========
AVERAGE NUMBER OF COMMON AND DILUTIVE SHARES OUTSTANDING        1,980,187         2,093,134
                                                              ===========       ===========
Net income (loss)                                             $   (35,510)      $   111,631
                                                              ===========       ===========
Other comperhensive income net of tax:
  Net unrealized gain on available-for-sale securities             10,725
                                                              -----------       -----------
Comprehensive income (loss)                                   $   (24,785)      $   111,631
                                                              ===========       ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                              JANUARY 31,
                                                                     ----------------------------
                                                                         2001             2000
                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                  $   (35,510)      $   111,631
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                         20,793            16,416
   Deferred income taxes                                                (23,700)         (103,841)
   Changes in assets and liabilities:
    Restricted cash                                                     280,748           685,525
    Accounts receivable                                                  80,455             1,537
    Prepaid expenses and other assets                                    11,578            12,602
    Deferred direct costs                                               166,146          (922,926)
    Net premiums payable to insurance companies                        (400,927)         (636,985)
    Accounts payable and accrued expenses                               (36,695)           16,789
    Income taxes payable                                                (21,739)
    Deferred rent                                                           179             2,358
    Deferred revenues                                                  (238,182)          998,446
                                                                    -----------       -----------

           Net cash (used in) provided by operating activities         (175,115)          159,813
                                                                    -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                     (15,227)
 Purchases of short-term investments                                    (22,709)
                                                                    -----------       -----------
          Net cash used in investing activities                         (37,936)
                                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligation                                    (2,201)
                                                                    -----------       -----------
          Net cash used in financing activities                          (2,201)
                                                                    -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (215,252)          159,813

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        1,128,281         3,424,934
                                                                    -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   913,029       $ 3,584,747
                                                                    ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest                                             $     5,147       $       125
                                                                    ===========       ===========
 Cash paid for income taxes                                         $                 $   200,000
                                                                    ===========       ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments), in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended January 31, 2001 may not be indicative of the results that may be expected for the year ending October 31, 2001. For further information , please refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2000.

2. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE which requires dual presentation of BASIC and DILUTED EPS on the face of the statements of income (loss) and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic income
(loss) per common share is computed on the weighted average number of shares of common stock outstanding during each period. Income (loss) per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. Below is the reconciliation required by SFAS No. 128.

NUMBER OF SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE

                                                               THREE MONTHS
                                                             ENDED JANUARY 31,
                                                           ---------------------
                                                             2001        2000
                                                           ---------   ---------
Average number of common shares outstanding - Basic        1,980,187   2,011,787

Dilutive shares from common stock options
calculated using the treasury stock method                                81,347
                                                           ---------   ---------
Average number of common and dilutive shares outstanding   1,980,187   2,093,134
                                                           =========   =========

3. OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) for the three months ended January 31, 2001 resulted from unrealized gains of $10,725 on available-for-sale investments. There was no other comprehensive income (loss) during the three months ended January 31, 2000.

4. INVESTMENTS

All of the Company's investments (U.S. treasury bonds and certificates of deposits) are classified as available-for-sale and are stated at estimated fair value determined by the quoted market price.

5. TREASURY STOCK

As of January 31, 2001, the Company has purchased 31,600 shares of the Company's common stock. These shares were purchased for the purpose of retirement and bonuses to employees. Additional uses of the stock will be explored by management.

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

The Company has available a $300,000 working capital line of credit which was renewed on February 28, 2001 and expires on February 28, 2002. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of 3.15 % plus the thirty day dealer commercial paper rate, as published in The Wall Street Journal and are collateralized by the Company's investments. There were no borrowings outstanding at January 31, 2001.

7. NEW ACCOUNTING PRONOUNCEMENT

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

FORWARD-LOOKING STATEMENTS:

This report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in section 27A of the Securities and Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, and plans relating to our products or services, as well as assumptions relating to the foregoing. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Report, including the Notes to Condensed Consolidated Financial Statements (Unaudited) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2001 AND 2000

Total revenues for the quarter ended January 31, 2001 were approximately $2,131,000, an increase of $219,000 from net revenues of $1,912,000 for the quarter ended January 31, 2000. The increase in revenues is due to the recognition of deferred revenues from prior years related to vehicle service contract ("VSC") gross income.

Operating income (loss) decreased by $203,000 to an operating loss of $78,000 for the quarter ended January 31, 2001, from an operating income of $125,000 for the quarter ended January 31, 2000. The decrease is primarily due to a decrease in mechanical breakdown insurance ("MBI") sales during the quarter ended January 31, 2001 compared to the quarter ended January 31, 2000.

Total operating expenses including direct VSC costs were $2,210,000 for the quarter ended January 31, 2001, compared to $1,787,000 for the quarter ended January 31, 2000. The increase is due to an increase in direct VSC costs recognized from deferred acquisition costs. This is partially offset by a decrease in mailings and postage due to the phase out of the direct mail operations. As a percentage of net revenues, operating expenses were 103.7 percent for the quarter ended January 31, 2001, compared to 93.5 percent for the quarter ended January 31, 2000. The change in the margin was attributable to the decrease in MBI sales.

Total other income decreased by $42,000 from $61,000 for the quarter ended January 31, 2000 to $19,000 for the quarter ended January 31, 2001. The decrease was primarily due to a decrease in cash which in turn decreased the interest income earned. In addition, there was a decrease in finance fee income due to the reduction in the amount of policies financed from the direct mail operations.

Net loss for the quarter ended January 31, 2001 was $36,000 compared to net income for the quarter ended January 31, 2000 of $112,000, which is a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF JANUARY 31, 2001 AND OCTOBER 31, 2000

Working capital at January 31, 2001 consisted of current assets of $7,950,000 and current liabilities of $7,194,000, or a current ratio of 1.11:1. At October 31, 2000, the current ratio was 1.15:1 with current assets of $8,169,000 and current liabilities of $7,079,000.

As of January 31, 2001, the Company's cash position decreased to $1,119,000 from $1,615,000 at October 31, 2000. Of the $1,119,000, $206,000 is classified as restricted cash; there was $487,000 of restricted cash at October 31, 2000. The largest component of the restricted cash represented claims payment advances provided by insurance companies. This enables the Company to make claims payments on behalf of the insurance companies. The decrease in cash is due to the timing of when the Company receives cash from the insurance companies for claims payments.

Deferred direct costs, including both the current and non-current portions, decreased by $166,000 to $12,532,000 at January 31, 2001 from $12,698,000 at
October 31, 2000. Direct costs are costs that are directly related to the sale of VSCs. These costs are deferred in the same proportion as VSC revenue. The decrease in these costs is due to more costs recognized as expense than deferred onto the balance sheet from a decrease in sales.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of January 31, 2001, the amount owed to the insurance companies decreased to $36,000 from $437,000 at October 31, 2000, which is due to the timing of payments remitted to the insurance companies.

Deferred revenues, including both the current and non-current portions, decreased by $238,000 to $14,602,000 at January 31, 2001 from $14,840,000 at
October 31, 2000. Deferred revenue consists of VSC gross sales and estimated administrative service fees relating to the sales of MBI policies. The decrease is primarily due to the decrease in sales in the current quarter.

The Company is operating with a working capital line of credit from Merrill Lynch. This is the only debt utilized by the Company. The working capital line of credit is used to make claims payment if there is a timing difference between when the Company pays for the claims and when the claims are reimbursed by the insurance companies. The Company's ability to fund its operations over the short-term is not hindered by lack of short-term financing. The Company uses premiums received to pay agent commissions and fund operations and claims payment advances provided by insurance companies to administer and pay claims. The Company believes its current working capital plus future anticipated cash flows from operations will be sufficient to meet cash requirements for the foreseeable future.

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

                           PART II. OTHER INFORMATION

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


By: /s/ Gaylen Brotherson                          Dated: March 15, 2001
    ------------------------------------                  ----------------------
    Gaylen Brotherson
    Chairman of the Board and Chief
    Executive Officer



By: /s/ Michael J. Zimmerman                       Dated: March 15, 2001
    ------------------------------------                  ----------------------
    Michael J. Zimmerman,
    Chief Financial Officer