Form 10-Q
period 2001-04-30
M B A HOLDINGS INC
filed 2001-06-13
CIK 1097273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2001.


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


                 Number of Common Stock shares (.001 par value)
                     outstanding at May 31, 2001: 1,980,187


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

                                     Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of April 30, 2001 (Unaudited) and October 31, 2000

        Condensed Consolidated Statements of Income (Loss) and
        Comprehensive Income (Loss) for the three and six months ended April 30, 2001 and 2000 (Unaudited)

        Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2001 and 2000 (Unaudited)

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

SIGNATURES

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2001 (UNAUDITED) AND OCTOBER 31, 2000
--------------------------------------------------------------------------------

ASSETS                                               APRIL 30,      OCTOBER 31,
                                                       2001            2000
                                                   ------------    ------------
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  1,192,573    $  1,128,281
  Restricted cash                                       260,152         487,015
  Investments (Note 4)                                  370,090         442,278
  Accounts receivable, net of allowance for
    doubtful accounts of $19,025 (2001 and 2000)        310,694         404,370
  Prepaid expenses and other assets                      94,108         115,074
  Deferred direct costs                               5,683,890       5,048,367
  Income tax receivable                                 188,126         155,437
  Deferred income tax asset                             394,454         387,787
                                                   ------------    ------------
       Total current assets                           8,494,087       8,168,609
                                                   ------------    ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                    241,731         226,777
  Office equipment and furniture                        167,237         165,919
  Vehicle                                                16,400          16,400
  Leasehold improvements                                 79,596          79,596
  Capitalized software costs                             27,289          26,959
                                                   ------------    ------------
       Total property and equipment                     532,253         515,651

  Accumulated depreciation and amortization            (267,846)       (229,020)
                                                   ------------    ------------
       Property and equipment - net                     264,407         286,631
                                                   ------------    ------------

Other assets                                             46,169          46,170
Deferred direct costs                                 7,240,240       7,650,100
Deferred income tax asset                               479,487         496,039
                                                   ------------    ------------

TOTAL                                              $ 16,524,390    $ 16,647,549
                                                   ============    ============

                                                                     (Continued)

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2001 (UNAUDITED) AND OCTOBER 31, 2000
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                              APRIL 30,        OCTOBER 31,
                                                                    2001              2000
                                                                ------------      ------------
                                                                 (Unaudited)
CURRENT LIABILITIES:
  Net premiums payable to insurance companies                   $    332,660      $    437,214
  Accounts payable and accrued expenses                              780,331           753,802
  Capital lease obligation - current portion                          10,147             9,333
  Deferred revenues                                                6,527,726         5,878,696
                                                                ------------      ------------
       Total current liabilities                                   7,650,864         7,079,045
CAPITAL LEASE OBLIGATION - net of current portion                     13,650            18,840
DEFERRED RENT                                                         41,897            41,539
DEFERRED REVENUES                                                  8,428,775         8,961,473
                                                                ------------      ------------
       Total liabilities                                          16,135,186        16,100,897
                                                                ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 20,000,000 shares
    authorized; none issued and outstanding
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 2,011,787 (2001 and 2000) shares issued;
    1,980,187 (2001 and 2000) shares outstanding                       2,012             2,012
  Additional paid-in-capital                                         200,851           200,851
  Accumulated other comprehensive income (loss)                      (10,362)           12,215
  Retained earnings                                                  252,203           387,074
Less: 31,600 shares of common stock in treasury, at cost             (55,500)          (55,500)
                                                                ------------      ------------
       Total stockholders' equity                                    389,204           546,652
                                                                ------------      ------------

TOTAL                                                           $ 16,524,390      $ 16,647,549
                                                                ============      ============

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE AND SIX MONTHS ENDED APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED APRIL 30,   SIX MONTHS ENDED APRIL 30,
                                                         ----------------------------   --------------------------
                                                             2001           2000           2001           2000
                                                          -----------    -----------    -----------    -----------
REVENUES:
  Vehicle service contract gross income                   $ 2,054,745    $ 1,249,072    $ 3,742,106    $ 2,428,502
  Net mechanical breakdown insurance income                   134,772        601,759        411,953      1,172,116
  MBI administrative service revenue                          159,981        164,250        326,905        326,307
                                                          -----------    -----------    -----------    -----------
NET REVENUES                                                2,349,498      2,015,081      4,480,964      3,926,925
                                                          -----------    -----------    -----------    -----------

OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts     1,947,326      1,185,335      3,556,564      2,300,647
  Salaries and employee benefits                              333,813        455,536        699,430        830,945
  Mailings and postage                                         39,226         96,406         70,048        178,599
  Rent and lease expense                                       77,447         73,738        167,710        139,681
  Professional fees                                            20,334         43,748         43,398         85,829
  Telephone                                                    25,801         20,580         42,207         45,203
  Depreciation and amortization                                18,033         22,296         38,826         38,712
  Merchant and bank charges                                     4,023          5,548          7,214         10,767
  Insurance                                                     5,428          8,430         16,486         18,717
  Supplies                                                      5,975          8,403         10,974         18,889
  License and fees                                              9,067          6,080         12,369         10,250
  Other operating expenses                                     55,371         50,934         86,283         85,595
                                                          -----------    -----------    -----------    -----------
       Total operating expenses                             2,541,844      1,977,034      4,751,509      3,763,834
                                                          -----------    -----------    -----------    -----------
OPERATING INCOME (LOSS)                                      (192,346)        38,047       (270,545)       163,091

  Finance fee income                                            5,206         15,162         10,287         30,869
  Interest income                                              12,774         34,896         28,876         81,315
  Interest expense                                             (5,762)          (373)        (7,956)          (763)
  Other expense                                                                  (45)                         (774)
  Realized gains on investments                                20,938                        20,938
                                                          -----------    -----------    -----------    -----------
       Total other income                                      33,156         49,640         52,145        110,647
                                                          -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                            (159,190)        87,687       (218,400)       273,738
INCOME TAXES                                                  (59,829)        35,750        (83,529)       110,170
                                                          -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                         $   (99,361)   $    51,937    $  (134,871)   $   163,568
                                                          ===========    ===========    ===========    ===========

BASIC NET INCOME (LOSS) PER SHARE                         $     (0.05)   $      0.03    $     (0.07)   $      0.08
                                                          ===========    ===========    ===========    ===========
DILUTED NET INCOME (LOSS) PER SHARE                       $     (0.05)   $      0.02    $     (0.07)   $      0.08
                                                          ===========    ===========    ===========    ===========

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC                                       1,980,187      2,011,787      1,980,187      2,011,787
                                                          ===========    ===========    ===========    ===========
AVERAGE NUMBER OF COMMON AND
  DILUTIVE SHARES OUTSTANDING                               1,980,187      2,116,487      1,980,187      2,136,025
                                                          ===========    ===========    ===========    ===========

Net income (loss)                                         $   (99,361)   $    51,937    $  (134,871)   $   163,568

Other comprehensive income (loss) net of tax:
  Net unrealized loss on available for sale securities        (33,302)                      (22,577)
                                                          -----------    -----------    -----------    -----------

Comprehensive income (loss)                               $  (132,663)   $    51,937    $  (157,448)   $   163,568
                                                          ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                            APRIL 30,
                                                                   ----------------------------
                                                                      2001             2000
                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                 $  (134,871)     $   163,568
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                        38,826           38,712
   Deferred income taxes                                                 9,885         (136,421)
   Changes in assets and liabilities:
    Restricted cash                                                    226,863          278,430
    Accounts receivable                                                 93,676          (38,754)
    Prepaid expenses and other assets                                   20,967           11,647
    Deferred direct costs                                             (225,663)      (1,944,149)
    Net premiums payable to insurance companies                       (104,554)      (1,023,761)
    Accounts payable and accrued expenses                               26,529          (27,301)
    Income tax receivable                                              (32,689)         (58,409)
    Deferred rent                                                          358            4,716
    Deferred revenues                                                  116,332        2,110,788
                                                                   -----------      -----------
       Net cash provided by (used in) operating activities              35,659         (620,934)
                                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                    (16,602)         (23,670)
 Sale (purchase) of marketable securities, net                          49,611         (473,326)
                                                                   -----------      -----------
       Net cash provided by (used in) investing activities              33,009         (496,996)
                                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligation                                   (4,376)
                                                                   -----------      -----------
       Net cash used in financing activities                            (4,376)
                                                                   -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    64,292       (1,117,930)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         1,128,281        3,424,934
                                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 1,192,573      $ 2,307,004
                                                                   ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest                                            $     8,414      $     1,633
                                                                   ===========      ===========
 Cash paid for income taxes                                        $                $   305,000
                                                                   ===========      ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments), in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three months and six months ended April 30, 2001 may not be indicative of the results that may be expected for the year ending October 31, 2001. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Form 10K for the year ended October 31, 2000.

2. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with Statement of Financial Acconting Standards ("SFAS") No. 128, EARNINGS PER SHARE which requires dual presentation of BASIC and DILUTED EPS on the face of the statements of income (loss) and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic income (loss) per common share is computed on the weighted average number of shares of common stock outstanding during each period. Income (loss) per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. Below is the reconciliation required by SFAS No. 128. All common stock options are anti-dilutive for the three and six months ended April 30, 2001.

NUMBER OF SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE

                                                               THREE MONTHS
                                                                  ENDED
                                                                 APRIL 30,
                                                           ---------------------
                                                             2001        2000
                                                           ---------   ---------
Average number of common shares outstanding - Basic        1,980,187   2,011,787

Dilutive shares from common stock options
  calculated using the treasury stock method                             104,700
                                                           ---------   ---------

Average number of common and dilutive shares outstanding   1,980,187   2,116,487
                                                           =========   =========

                                                                SIX MONTHS
                                                                  ENDED
                                                                 APRIL 30,
                                                           ---------------------
                                                             2001        2000
                                                           ---------   ---------
Average number of common shares outstanding - Basic        1,980,187   2,011,787

Dilutive shares from common stock options
  calculated using the treasury stock method                 124,238
                                                           ---------   ---------

Average number of common and dilutive shares outstanding   1,980,187   2,136,025
                                                           =========   =========

3. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) for the six months ended April 30, 2001 resulted from unrealized losses of $22,577 on available-for-sale investments. There was no additional other comprehensive income (loss) during the six months ended April 30, 2001.

4. INVESTMENTS

All of the Company's investments (U.S. treasury bonds and certificates of deposits) are classified as available-for-sale and are stated at estimated fair value determined by the quoted market price.

5. TREASURY STOCK

As of April 30, 2001, the Company has purchased 31,600 shares of the Company's common stock. These shares were purchased for the purpose of retirement and bonuses to employees. Additional uses of the stock will be explored by management.

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

The Company has available a $300,000 working capital line of credit which was renewed on February 28, 2001 and expires on February 28, 2002. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of 3.15 % plus the thirty day dealer commercial paper rate, as published in The Wall Street Journal and are collateralized by the Company's investments. There were no borrowings outstanding at April 30, 2001.

7. NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, requires that an enterprise recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 effective November 1, 2000, and the adoption did not have a material impact on the Company.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000

Net revenues for the quarter ended April 30, 2001 totaled approximately $2,349,000, an increase of $334,000 from net revenues of $2,015,000 for the quarter ended April 30, 2000. The increase in revenues is primarily due to the increase in vehicle service contracts ("VSC") sold offset by the decrease in net mechanical breakdown insurance ("MBI") income. The increase in vehicle service contracts is due to an increase in the number of dealerships selling automotive VSCs and recreational vehicle VSCs. The decrease in MBI is due to increased competition that has resulted in a loss of market share for MBA. Vehicle service contracts are contracts where the Company is the original obligor and therefore, these contracts are required to be reported at the gross sales price. The direct acquisition costs of vehicle service contracts, which would be premiums paid to the insurance companies and agent commissions, are reported as operating expenses.

Operating income (loss) decreased by $230,000 to a loss of $192,000 for the quarter ended April 30, 2001, from operating income of $38,000 for the quarter ended April 30, 2000. The decrease is due to a $467,000 decrease in MBI revenue. This decrease in MBI revenue is offset by a decrease in salary and employee benefits due to a decrease in the number of employees and a decrease in the mailings and postage expense due to the phase out of the direct mail operations. The decrease in employees is due to process improvement and technology upgrades.

Total operating expenses including direct vehicle service contract costs were $2,542,000 for the quarter ended April 30, 2001, compared to $1,977,000 for the quarter ended April 30, 2000. The increase in direct vehicle service contract costs were due to the increase in VSC sales offset by decreases in salaries and employee benefits and mailings and postage.

Total other income decreased by $17,000 from $50,000 for the quarter ended April 30, 2000 to $33,000 for the quarter ended April 30, 2001. The decrease was primarily due to a decrease in cash and cash equivalents which, in turn, decreased the interest income earned. In addition, there was a decrease in finance fee income due to the reduction in the amount of policies financed from the direct mail operations. This was offset by a gain recognized on securities sold during the quarter.

Net loss for the quarter ended April 30, 2001 was $99,000 compared to net income for the quarter ended April 30, 2000 of $52,000, which is a result of the foregoing factors.

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000

Net revenues for the six months ended April 30, 2001 totaled approximately $4,481,000, an increase of $554,000 from net revenues of $3,927,000 for the six months ended April 30, 2000. The increase in revenues is primarily due to the increase in VSCs sold offset by the decrease in MBI policies sold.

Operating income (loss) decreased by $434,000 to an operating loss of $271,000 for the six months ended April 30, 2001, from an operating income of $163,000 for the six months ended April 30, 2000. The decrease is primarily due to a decrease in MBI sales during the six months ended April 30, 2001 compared to the six months ended April 30, 2000. This is offset by the increase in net VSC revenue and a decrease in salaries and employee benefits and mailings and postage.

Total operating expenses including direct vehicle service contract costs were $4,752,000 for the six months ended April 30, 2001, compared to $3,764,000 for the six months ended April 30, 2000. The increases are due to an increase in direct vehicle service contract costs offset by a decrease in salaries and employee benefits and mailings and postage.

Total other income decreased by $59,000 from $111,000 for the six months ended April 30, 2000 to $52,000 for the six months ended April 30, 2001. The decrease is primarily due to a decrease in interest income due to less cash, cash equivalents and restricted cash available for investment during the period. This is offset by a gain recognized on securities sold.

Net loss for the six months ended April 30, 2001 was $135,000 compared to net income of $164,000 for the six months ended April 30, 2000, which is a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF APRIL 30, 2001 AND OCTOBER 31, 2000

Working capital at April 30, 2001 consisted of current assets of $8,494,000 and current liabilities of $7,651,000, or a current ratio of 1.11:1. At October 31, 2000, the current ratio was 1.15:1 with current assets of $8,169,000 and current liabilities of $7,079,000.

As of April 30, 2001, the Company's cash position decreased to $1,453,000 from $1,615,000 at October 31, 2000. Of the $1,453,000, $260,000 is classified as restricted cash; there was $487,000 of restricted cash at October 31, 2000. The largest component of the restricted cash represented claims payment advances provided by insurance companies which enables the Company to make claims payments on behalf of the insurance companies. The decrease in cash is due to the timing of when the Company receives cash from the insurance companies for claims payments.

Deferred direct costs, including both the current and non-current portions, increased by $226,000 to $12,924,000 at April 30, 2001 from $12,698,000 at
October 31, 2000. Direct costs are costs that are directly related to the sale of VSCs. These costs are deferred in the same proportion as VSC revenue. The increase in these costs is due to less costs recognized as expense than deferred onto the balance sheet from an increase in sales.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of April 30, 2001, the amount owed to the insurance companies decreased to $333,000 from $437,000 at October 31, 2000, which is due to the timing of payments remitted to the insurance companies.

Deferred revenues, including both the current and non-current portions, increased by $117,000 to $14,957,000 at April 30, 2001 from $14,840,000 at
October 31, 2000. Deferred revenue consists of VSC gross sales and estimated administrative service fees relating to the sales of MBI policies. The increase is primarily due to the increase in VSC sales offset by the decrease in MBI sales.

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

Due to increased competition, the Company has seen a substantial loss in MBI market share. This is offset by an increase in market share of the VSCs. The future effect of this increased competition may have an adverse effect on future earnings.

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


By: /s/ Gaylen Brotherson                                   Dated: June 12, 2001
    -----------------------------------                            -------------
    Gaylen Brotherson
    Chairman of the Board and Chief Executive Officer

By: /s/ Michael J. Zimmerman                                Dated: June 12, 2001
    -----------------------------------                            -------------
    Michael J. Zimmerman,
    Chief Financial Officer