Form 10-Q
period 2001-07-31
M B A HOLDINGS INC
filed 2001-09-12
CIK 1097273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2001.


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


Number of Common Stock shares (.001 par value)  outstanding  at August 31, 2001:
1,980,187

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

                                      Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of July 31, 2001
        (Unaudited) and October 31, 2000                                      3

        Condensed Consolidated Statements of Income and Comprehensive
        Income for the three and nine months ended July 31, 2001 and
        2000 (Unaudited)                                                      5

        Condensed Consolidated Statements of Cash Flows for the nine
        months ended July 31, 2001 and 2000 (Unaudited)                       6

        Notes to Condensed Consolidated Financial Statements (Unaudited)      7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             9

Item 3. Quantitative and Qualitative Disclosures about Market Risk           12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    12

SIGNATURES

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2001 (UNAUDITED) AND OCTOBER 31, 2000
--------------------------------------------------------------------------------

ASSETS                                                           July 31,            October 31,
                                                                   2001                 2000
                                                               ------------         ------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                    $  1,027,881         $  1,128,281
  Restricted cash                                                   343,430              487,015
  Investments (Note 5)                                              344,288              442,278
  Accounts receivable, net of allowance for
    doubtful accounts of $19,025 (2001 and 2000)                    104,414              404,370
  Prepaid expenses and other assets                                  94,162              115,074
  Deferred direct costs (Note 2)                                  2,512,225            5,048,367
  Income tax receivable                                             382,812              155,437
  Deferred income tax asset                                         250,678              387,787
                                                               ------------         ------------

     Total current assets                                         5,059,890            8,168,609
                                                               ------------         ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                                253,994              226,777
  Office equipment and furniture                                    140,043              165,919
  Vehicle                                                            16,400               16,400
  Leasehold improvements                                             80,182               79,596
  Capitalized software costs                                         27,749               26,959
                                                               ------------         ------------

     Total property and equipment                                   518,368              515,651
  Accumulated depreciation and amortization                        (268,369)            (229,020)
                                                               ------------         ------------

     Property and equipment - net                                   249,999              286,631
                                                               ------------         ------------

Other assets                                                                              46,170
Deferred direct costs (Note 2)                                    2,406,962            7,650,100
Deferred income tax asset                                           287,633              496,039
                                                               ------------         ------------

TOTAL                                                          $  8,004,484         $ 16,647,549
                                                               ============         ============

See notes to condensed consolidated financial statements.            (Continued)

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2001 (UNAUDITED) AND OCTOBER 31, 2000
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                   July 31,         October 31,
                                                                         2001              2000
                                                                     ------------      ------------
                                                                     (Unaudited)
CURRENT LIABILITIES:
  Net premiums payable to insurance companies                        $    496,100      $    437,214
  Accounts payable and accrued expenses                                   738,391           753,802
  Capital lease obligation - current portion                               10,511             9,333
  Deferred revenues (Note 2)                                            3,008,264         5,878,696
                                                                     ------------      ------------

       Total current liabilities                                        4,253,266         7,079,045
CAPITAL LEASE OBLIGATION - net of current portion                          10,913            18,840
UNCLAIMED PROPERTY                                                            959
DEFERRED RENT                                                              42,077            41,539
DEFERRED REVENUES (Note 2)                                              3,138,444         8,961,473
                                                                     ------------      ------------

       Total liabilities                                                7,445,659        16,100,897
                                                                     ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 20,000,000 shares authorized;
   none issued and outstanding
  Common stock, $.001 par value; 80,000,000 shares authorized;
   2,011,787 (2001 and 2000) shares issued; 1,980,187
   (2001 and 2000) shares outstanding                                       2,012             2,012
  Additional paid-in-capital                                              200,851           200,851
  Accumulated other comprehensive income (loss)                           (14,175)           12,215
  Retained earnings                                                       425,637           387,074
  Treasury sotck (at cost), 31,600 shares                                 (55,500)          (55,500)
                                                                     ------------      ------------

       Total stockholders' equity                                         558,825           546,652
                                                                     ------------      ------------

TOTAL                                                                $  8,004,484      $ 16,647,549
                                                                     ============      ============

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (UNAUDITED)

THREE AND NINE MONTHS ENDED JULY 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                   Three Months Ended July 31,      Nine Months Ended July 31,
                                                                   ----------------------------    ----------------------------
                                                                       2001            2000            2001            2000
                                                                   ------------    ------------    ------------    ------------
REVENUES (Note 2):
  Vehicle service contract gross income                            $ 10,464,155    $  1,563,883    $ 14,206,261    $  3,992,385
  Net mechanical breakdown insurance income                              97,420         515,482         509,373       1,687,598
  MBI administrative service revenue                                    252,192         165,929         579,097         492,236
                                                                   ------------    ------------    ------------    ------------
NET REVENUES                                                         10,813,767       2,245,294      15,294,731       6,172,219
                                                                   ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts (Note 2)      9,965,701       1,469,518      13,522,265       3,770,165
  Salaries and employee benefits                                        354,909         408,034       1,054,339       1,238,979
  Mailings and postage                                                    8,382          53,108          78,430         231,707
  Rent and lease expense                                                 71,252          65,546         238,962         205,227
  Professional fees                                                      22,563          23,365          65,961         109,194
  Telephone                                                              20,458          38,395          62,665          83,598
  Depreciation and amortization                                          20,176          17,284          59,002          55,996
  Merchant and bank charges                                              12,239           7,596          19,453          18,363
  Insurance                                                               8,389           9,279          24,875          27,996
  Supplies                                                               10,321           8,578          21,295          27,467
  License and fees                                                        7,909           1,446          20,278          11,696
  Other operating expenses                                               27,574          50,172         113,857         135,767
                                                                   ------------    ------------    ------------    ------------
     Total operating expenses                                        10,529,873       2,152,321      15,281,382       5,916,155
                                                                   ------------    ------------    ------------    ------------
OPERATING INCOME                                                        283,894          92,973          13,349         256,064

  Finance fee income                                                      5,065          10,316          15,352          41,185
  Interest income                                                        11,207          29,251          40,083         110,566
  Other income                                                              581             367           1,039             666
  Interest expense                                                       (1,331)         (4,375)         (9,745)         (6,211)
  Realized gains (losses) on investments                                 (5,309)             12          15,629              12
                                                                   ------------    ------------    ------------    ------------
     Total other income                                                  10,213          35,571          62,358         146,218
                                                                   ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                                              294,107         128,544          75,707         402,282
INCOME TAXES                                                            120,671          53,100          37,144         163,270
                                                                   ------------    ------------    ------------    ------------
NET INCOME                                                         $    173,436    $     75,444    $     38,563    $    239,012
                                                                   ============    ============    ============    ============
BASIC NET INCOME PER SHARE                                         $       0.09    $       0.04    $       0.02    $       0.12
                                                                   ============    ============    ============    ============
DILUTED NET INCOME PER SHARE                                       $       0.08    $       0.04            0.02    $       0.11
                                                                   ============    ============    ============    ============
AVERAGE NUMBER OF COMMON SHARES UTSTANDING - BASIC                    1,980,187       2,001,220       1,980,187       2,008,617
                                                                   ============    ============    ============    ============
AVERAGE NUMBER OF COMMON AND DILUTIVE SHARES OUTSTANDING              2,104,488       2,090,736       2,074,908       2,132,227
                                                                   ============    ============    ============    ============
Net income                                                         $    173,436    $     75,444    $     38,563    $    239,012

Other comprehensive income (loss) net of tax:
  Net unrealized income (loss) on available for sale securities          (3,813)          6,538         (26,390)          6,538
                                                                   ------------    ------------    ------------    ------------
Comprehensive income                                               $    169,623    $     81,982    $     12,173    $    245,550
                                                                   ============    ============    ============    ============

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JULY 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                   JULY 31,
                                                                          ----------------------------
                                                                             2001             2000
                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $    38,563      $   239,012
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                             59,002           55,996
     Gain on sale of equipment                                                 (5,510)
     Deferred income taxes                                                    345,515         (136,421)
     Changes in assets and liabilities:
       Restricted cash                                                        143,585          443,323
       Accounts receivable                                                    299,956           31,311
       Prepaid expenses and other assets                                       67,082           16,173
       Deferred direct costs                                                7,779,280       (3,386,699)
       Net premiums payable to insurance companies                             58,886       (1,436,924)
       Accounts payable and accrued expenses                                  (15,411)          17,741
       Income tax receivable                                                 (227,375)         (35,376)
       Deferred rent                                                              538            7,074
       Unclaimed property                                                         959
       Deferred revenues                                                   (8,693,461)       3,650,303
                                                                          -----------      -----------
           Net cash used in operating activities                             (148,391)        (534,487)
                                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (40,860)         (44,905)
  Proceeds from sale of equipment                                              24,000
  Sale (purchase) of marketable securities, net                                71,600         (458,364)
                                                                          -----------      -----------
          Net cash provided by (used in) investing activities                  54,740         (503,269)
                                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                                                   (55,500)
  Payments on capital lease obligation                                         (6,749)
                                                                          -----------      -----------
          Net cash used in financing activities                                (6,749)         (55,500)
                                                                          -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (100,400)      (1,093,256)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                1,128,281        3,424,934
                                                                          -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 1,027,881      $ 2,331,678
                                                                          ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                                  $     9,745      $     3,466
                                                                          ===========      ===========
  Cash paid for income taxes                                                               $   334,157
                                                                                           ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED JULY 31, 2001 AND 2000
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments), in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three months and nine months ended July 31, 2001 may not be indicative of the results that may be expected for the year ending October 31, 2001. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Form 10K for the year ended October 31, 2000.

2. SIGNIFICANT EVENTS

Two of the Company's underwriters transferred the administration of the contracts and policies sold and administered by MBA to a third party. If the Company had retained administrative authority over those policies and contracts, the deferred amounts would be recognized into income over the next six years. Since MBA is no longer the administrator of the contracts and policies, all of the revenue and direct acquisition costs associated with them was recognized except for the revenue and direct acquisition costs relating to future cancellations, as discussed below. An additional $8,488,000 of deferred VSC revenue, $8,089,000 of deferred direct acquisition costs and $345,000 of deferred administrative service fee revenue related to these contracts and policies was recognized as income and operating expenses in the third quarter of 2001.

The Company continues to perform certain administrative duties relating to the calculation and administration of policy and contract cancellation. The remaining balance in deferred revenue and deferred direct acquisition costs relating to these underwriters to offset against future cancellation administration equals $1,537,000 of deferred revenue and $1,455,000 of deferred direct acquisition cost. The Company will recognize this revenue and expense over the remaining life of the policy or contract. If the policy or contract is cancelled, then the company will recognize the remaining portion of the unearned revenue and direct acquisition cost in the month the policy or contract is cancelled.

The Company also wrote off a receivable from the underwriters for deferred administrative costs. When a policy or contract is sold, the Company would remit a portion of their commission to the underwriter for administrative services. As the policies and contracts expire, the underwriters would return the commission submitted. Per the administrative release agreements, the Company agreed to forfeit all of the deferred administrative costs remitted to the underwriters. The total amount written off equals $254,000. The net effect of the above adjustments was to increase net operating income by $490,000.

3. NET INCOME PER SHARE

Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE which requires dual presentation of BASIC and DILUTED EPS on the face of the statements of income (loss) and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic income (loss) per common share is computed on the weighted average number of shares of common stock outstanding during each period. Income per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. Below is the reconciliation required by SFAS No. 128. All common stock options are anti-dilutive for the three and nine months ended July 31, 2001.

NUMBER OF SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE

                                                            THREE MONTHS ENDED
                                                                 JULY 31,
                                                           ---------------------
                                                             2001        2000
                                                           ---------   ---------
Average number of common shares outstanding - Basic        1,980,187   2,001,220

Dilutive shares from common stock options calculated
  using the treasury stock method                            124,401      89,516
                                                           ---------   ---------
Average number of common and dilutive shares outstanding   2,104,488   2,090,736
                                                           =========   =========

                                                             NINE MONTHS ENDED
                                                                 JULY 31,
                                                           ---------------------
                                                             2001        2000
                                                           ---------   ---------
Average number of common shares outstanding - Basic        1,980,187   2,008,617

Dilutive shares from common stock options calculated
  using the treasury stock method                             94,821     123,610
                                                           ---------   ---------
Average number of common and dilutive shares outstanding   2,074,908   2,132,227
                                                           =========   =========

4. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) for the nine months ended July 31, 2001 resulted from unrealized losses of $26,390 on available-for-sale investments. There was no additional other comprehensive income (loss) during the nine months ended July 31, 2001.

5. INVESTMENTS

All of the Company's investments (U.S. treasury bonds and certificates of deposits) are classified as available-for-sale and are stated at estimated fair value determined by the quoted market price.

6. TREASURY STOCK

As of July 31, 2001, the Company has purchased 31,600 shares of the Company's common stock. These shares were purchased for the purpose of bonuses to employees or outside agents. Management will explore any additional uses of the stock.

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

The Company has available a $300,000 working capital line of credit which was renewed on February 28, 2001 and expires on February 28, 2002. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of 3.15 % plus the thirty day dealer commercial paper rate, as published in The Wall Street Journal and are collateralized by the Company's investments. There were no borrowings outstanding at July 31, 2001.

8. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, requires that an enterprise recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 effective November 1, 2000, and the adoption did not have a material impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and the use of the pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company anticipates the adoption of these pronouncements will not have a material effect on its financial position or results of operations.

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

RESULTS OF OPERATIONS

In the third quarter of 2001, the Company recognized an additional $8,488,000 of deferred VSC revenue, $8,089,000 of deferred direct acquisition costs and $345,000 of deferred administrative service fee revenue into income and operating expenses. Two of the Company's underwriters transferred the administration of the contracts and policies sold and administered by MBA to a third party. If the Company had retained administrative authority over those policies and contracts, then the above amounts would have been recognized into income over the next six years. Since MBA is no longer the administrator of the contracts and policies, all of the revenue and direct acquisition costs associated with them have been recognized except for the revenue and direct acquisition costs relating to future cancellations, as discussed below.

The Company still has administrative duties relating to the calculation and administration of policy and contract cancellation. The remaining balance in deferred revenue and deferred direct acquisition costs relating to these underwriters to offset against future cancellation administration equals $1,537,000 of deferred revenue and $1,455,000 of deferred direct acquisition cost. The Company will recognize this revenue and expense over the life of the policy or contract. If the policy or contract is cancelled, then the company will recognize the remaining portion of the unearned revenue and direct acquisition cost in the month the policy or contract is cancelled.

The Company also expensed a receivable from the underwriters for deferred administrative costs. When a policy or contract is sold, the Company would remit a portion of their commission to the underwriter for administrative services. As the policies and contracts expire, the underwriters would return the commission submitted. Per the administrative release agreements, the Company agreed to forfeit all of the deferred administrative costs remitted to the underwriters. The total amount expensed equals $254,000. The net amount the company has realized as revenue equals $490,000.

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2001 AND 2000

Net revenues for the quarter ended July 31, 2001 totaled approximately $10,814,000, an increase of $8,569,000 from net revenues of $2,245,000 for the quarter ended July 31, 2000. The increase in revenues is primarily due to the recognition of previously deferred vehicle service contracts ("VSC") revenue and mechanical breakdown insurance ("MBI") income, as described above.

Operating income increased by $191,000 to a gain of $284,000 for the quarter ended July 31, 2001, from operating income of $93,000 for the quarter ended July 31, 2000. The increase is due to the recognition of previously deferred revenue and direct acquisition costs, as described above. In addition, operating expenses not including direct acquisition costs decreased by $120,000 due to a decrease in salary and employee benefits due to a decrease in the number of employees and a decrease in the mailings and postage expense due to the phase out of the direct mail operations. The decrease in employees is due to process improvement and technology upgrades.

Total operating expenses including direct vehicle service contract costs were $10,530,000 for the quarter ended July 31, 2001, compared to $2,152,000 for the quarter ended July 31, 2000. The increase in direct vehicle service contract costs was due to the recognition of previously deferred direct acquisition costs, as described above, and the decreases in salaries, employee benefits and mailings and postage.

Total other income decreased by $26,000 from $36,000 for the quarter ended July 31, 2000 to $10,000 for the quarter ended July 31, 2001. The decrease was primarily due to a decrease in cash and cash equivalents which, in turn, decreased the interest income earned. In addition, there was a decrease in finance fee income due to the reduction in the amount of policies financed from the direct mail operations and a loss was recognized on securities sold during the quarter.

Net income for the quarter ended July 31, 2001 was $173,000 compared to net income for the quarter ended July 31, 2000 of $75,000, which is a result of the foregoing factors.

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 2001 AND 2000

Net revenues for the nine months ended July 31, 2001 totaled approximately $15,295,000, an increase of $9,123,000 from net revenues of $6,172,000 for the nine months ended July 31, 2000. The increase in revenues is primarily due to the recognition of previously deferred VSC revenue and MBI administrative service revenue, as described above. This is offset by a decrease in net MBI income of $1,179,000 from $1,688,000 for the nine months ended July 31, 2000 to $509,000 for the nine months ended July 31, 2001 due to increased competition.

Operating income decreased by $242,000 to $14,000 for the nine months ended July 31, 2001, from $256,000 for the nine months ended July 31, 2000. The decrease is primarily due to a decrease in MBI sales during the nine months ended July 31, 2001 compared to the nine months ended July 31, 2000. This is offset by the recognition of previously deferred revenue related to the transfer of the administration of policies and contracts for two underwriters, as described above. Also offsetting the decrease in MBI sales is the decrease in salary and employee benefits due to a decrease in the number of employees and a decrease in the mailings and postage expense due to the phase out of the direct mail operations. The decrease in employees is due to process improvement and technology upgrades.

Total operating expenses including direct vehicle service contract costs were $15,281,000 for the nine months ended July 31, 2001, compared to $5,916,000 for the nine months ended July 31, 2000. The increase is due to the Company recognizing an additional $8,089,000 of direct acquisition costs that had been previously deferred, as described above.

Total other income decreased by $84,000 from $146,000 for the nine months ended July 31, 2000 to $62,000 for the nine months ended July 31, 2001. The decrease is primarily due to a decrease in interest income due to less cash, cash equivalents and restricted cash available for investment during the period. In addition, there was a decrease in finance fee income due to the reduction in the amount of policies financed from the direct mail operations. This is offset by a gain recognized on securities sold.

Net income for the nine months ended July 31, 2001 was $39,000 compared to net income of $239,000 for the nine months ended July 31, 2000, which is a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF JULY 31, 2001 AND OCTOBER 31, 2000

Working capital at July 31, 2001 consisted of current assets of $5,060,000 and current liabilities of $4,253,000, or a current ratio of 1.19:1. At October 31, 2000, the current ratio was 1.15:1 with current assets of $8,169,000 and current liabilities of $7,079,000.

As of July 31, 2001, the Company's cash position decreased to $1,371,000 from $1,615,000 at October 31, 2000. Of the $1,371,000, $343,000 is classified as restricted cash; there was $487,000 of restricted cash at October 31, 2000. The largest component of the restricted cash represented claims payment advances provided by insurance companies which enables the Company to make claims payments on behalf of the insurance companies. The decrease in cash is due to the timing of when the Company receives cash from the insurance companies for claims payments. Plus, a decrease in cash needed to fund current operations.

Deferred direct costs, including both the current and non-current portions, decreased by $7,779,000 to $4,919,000 at July 31, 2001 from $12,698,000 at
October 31, 2000. Direct costs are costs that are directly related to the sale of VSCs. These costs are deferred in the same proportion as VSC revenue. The Company recognized an additional $8,089,000 of direct acquisition costs that had been previously deferred, as described above.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of July 31, 2001, the amount owed to the insurance companies increased by $59,000 to $496,000 from $437,000 at October 31, 2000, which is due to the timing of payments remitted to the insurance companies.

Deferred revenues, including both the current and non-current portions, decreased by $8,693,000 to $6,147,000 at July 31, 2001 from $14,840,000 at
October 31, 2000. Deferred revenue consists of VSC gross sales and estimated administrative service fees relating to the sales of MBI policies. The Company recognized an additional $8,488,000 of deferred VSC revenue and $345,000 of deferred administrative service fee revenue, that had been previously deferred, as described above.

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

The Company has operating income of $13,000 for the nine months ended July 31, 2001. As previously discussed in Note 2 in the notes to the financial statements, two of the Company's underwriters transferred the responsibility to administer their contracts and policies to a third party. The Company recognized a net credit to income of $490,000 due to the recognition of previously deferred revenue and deferred administrative service revenue offset by the recognition of deferred direct acquisition costs and expensing the administrative service receivable. The Company would have recognized this income and expense over the next six years, the remaining life of the contracts and policies. Without this revenue, the Company would have a net operating loss of $477,000. This operating loss is due to the Company having a substantial loss in MBI market share from increased competition. The future effect of this increased competition may have an adverse effect on future earnings.

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



By: /s/ Gaylen Brotherson                               Dated: September 7, 2001
    -------------------------------------------------          -----------------
    Gaylen Brotherson
    Chairman of the Board and Chief Executive Officer



By: /s/ Michael J. Zimmerman                            Dated: September 7, 2001
    -------------------------------------------------          -----------------
    Michael J. Zimmerman,
    Chief Financial Officer