Form 10-K
period 2001-10-31
M B A HOLDINGS INC
filed 2002-01-28
CIK 1097273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year ended October 31, 2001 were $16,468,434. The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the average high and low prices of such stock on October 31, 2001, as reported on NASDAQ, was $555,501. As of October 31, 2001, there were 2,011,787 shares of the issuer's common stock issued and 1,980,187 outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10-K: None

PART I

ITEM 1. BUSINESS

M.B.A. Holdings, Inc. (the "Company"), through its wholly owned subsidiary, Mechanical Breakdown Administrators, Inc., markets and administers mechanical breakdown insurance ("MBI") policies and sells and contracts for services for vehicle service contracts ("VSCs"). The MBI policies and VSCs relate to automobiles, light trucks, recreational vehicles and automotive components.

On May 9, 1989, the principals of the Company organized under the name Mechanical Breakdown Administrators, Inc. ("M.B.A."). During November 1995, M.B.A. and Brixen Enterprises, Inc. ("Brixen") merged in a stock exchange with the M.B.A. shareholders retaining control of the merged company. Brixen had been an inactive publicly held shell corporation prior to the November 1995 transaction. Subsequent to the merger, Brixen changed its name to M.B.A. Holdings, Inc. and its legal domicile from Utah to Nevada.

MECHANICAL BREAKDOWN INSURANCE

The Company contracts with insurance companies to act as an agent to sell MBI policies issued by the insurance companies. The Company provides marketing services, arranges for sub-agents to also sell the policies and subsequently provides independent third-party administrative claims services (claims adjudication, cancellation processing, call center services and technical computer services) on MBI policies sold by the Company or its sub-agents. The MBI policies are between the insurance companies and the consumer (purchaser). The insurance company is responsible for the costs of claims submitted under the terms of the insurance policy. The Company acts only as a sales agent and a third party administrator. The Company currently has agency and servicing agreements with American Bankers Insurance Group of Florida, Kemper Cost Management, Inc., and Heritage RRG, Inc. In prior years, the Company also contracted with New Hampshire Insurance Company, with other American International Group, Inc. ("AIG") members and with American Modern Home Insurance Company. As of January 2002 the Company has contracted to sell MBI and VSC policies for Fireman's Fund Insurance Company. This new contract enhances the Company's ability to compete effectively.

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

For MBI policies, the policy premium has been established by the insurance companies and agreed to by the Company and insurance regulators. In general, when an MBI policy is sold, approximately 51% - 60% of the premium is retained by the insurance company, approximately 20%-36% of the premium is paid to the sub-agent (if applicable), and the remainder is paid to the Company as sales commission and for providing administrative claims services.

For the years ended October 31, 2001, 2000, and 1999, the net revenues related to sales and servicing of MBI policies represented approximately 64%, 92%, and 96%, respectively, of the Company's net revenues less direct acquisition costs of vehicle service contracts. The current year MBI revenue decline is primarily due to changes in federal privacy laws which made necessary marketing data unavailable to the Company. In addition the loss of one insurance company's product and pricing changes by another insurance company contributed to this decline.

VEHICLE SERVICE CONTRACTS

The Company markets and administers VSC programs that enhance the profitability of the sale of automobiles, light trucks, recreational vehicles and automotive components. These products are sold principally through franchised and independent automobile dealers. The VSC is a contract between the Company and the consumer (purchaser) that offers coverage for periods ranging from one (1) to eighty-four (84) months and/or mileage limitations ranging from 1,000 to 100,000. The coverage is for a broad range of possible failures of mechanical components that may occur during the term of the VSC, exclusive of failures covered by a manufacturers warranty. The Company is primarily responsible for the administration of the contract and related claims during the life of the contract.

Before a VSC is issued, the Company has contracted with insurance companies to assume the liability in return for the payment of the agreed-upon premium. This coverage provides indemnification to the Company against loss resulting from service contract claims. The insurance protection is provided by highly rated independent insurance companies. This includes American Bankers Insurance Group, Kemper Cost Management and Heritage RRG, which are rated A - (Excellent) by A.M. Best Company.

For the years ended October 31, 2001, 2000, and 1999, the net revenues less direct acquisition costs of vehicle service contracts related to sales and servicing of VSCs represented approximately 36%, 8% and 4%, respectively, of the Company's net revenues less direct acquisition costs of vehicle service contracts. The increase in VSC revenues is the result of the Company's concentration on that business area as well as the decrease in MBI business as discussed above.

MBIs AND VSCs

The number of financial institutions, automobile dealers, and recreational vehicle and travel trailer dealers offering the Company's MBI or VSC programs has grown to approximately 600 at October 31, 2001.

Essential to the success of the Company is its ability to capture, maintain, track and analyze all relevant data regarding an MBI policy or VSC. To support this function, the Company operates a policy management system developed internally that consists of custom designed relational databases with interactive capabilities. This system provides ample capacity and processing speed for current requirements as well as the ability to support significant future growth in this area.

VIRTUAL PRIVATE NETWORK

The Company has developed a virtual private network ("VPN") system that enables financial institutions, dealerships and others to sell a policy or contract directly using their computer system. The VPN is driven by the vehicle identification number ("VIN") of the vehicle being insured. The VPN will give an accurate premium to be paid by the customer based on the VIN and, if the customer purchases the policy, the information is sent directly over the Internet into the Company's policy management system.

The VPN system has the ability to eliminate many administrative problems between the Company, the financial institutions and the dealerships. Since the VPN is VIN driven, the errors made when rating a vehicle have been substantially eliminated. For example, a customer may receive a quote for a two-wheel drive vehicle when in fact it is a four-wheel drive vehicle. The difference in premium due from the customer can be significant. Since the VIN number identifies the vehicle as a four-wheel drive or two-wheel drive, the VPN system can identify the proper specifications of the vehicle and quote the customer an accurate price. Other benefits of the VPN system include a reduction in data entry time and potential data entry errors due to the automatic upload of information upon the sale of the policy.

SIGNIFICANT CUSTOMERS

In 2001, a single national brokerage firm accounted for $2,875,000 of VSC sales up from $28,000 in 2000. This firm accounted for 19% of total VSC sales. The Company estimates, based on historical experience, that should the brokerage firm no longer place its business through the Company, approximately 67% of this business would be retained by means of direct placement. The remaining 33% would be lost to competitors.

COMPETITION

M.B.A. Holdings, Inc. competes with a number of independent administrators, divisions of distributors, manufacturers, financial institutions and insurance companies. While the Company believes that it occupies a strong position among competitors in its field, it is not the largest marketer and administrator of

MBIs and VSCs. Some competitors have greater operating experience, more employees and/or greater financial resources. Further, many manufacturers of motor vehicles market and administer their own VSC programs for and through their dealers.

SALES AND MARKETING

The Company maintains its own sales and marketing personnel. Sales training and motivational programs are a primary form of specialized assistance provided by the Company to retailers/dealers and financial institutions to assist them in increasing the effectiveness and profitability of their MBI and VSC program sales efforts. In addition, the Company develops training materials and conducts educational seminars. These seminars are conducted either at the client's place of business or an offsite facility.

The Company also markets to the consumers through direct mail campaigns, Internet and automobile magazine advertisements. Direct mailing campaigns ended in February 2001 when sales lists were no longer available from states due to changes in the Federal Privacy Act. The Company has redirected its marketing efforts towards VSC contracts in order to offset the loss of the direct mail business. This transition has taken some months to complete and it has adversely impacted the 2001 results.

The MBI program is an insurance product between the insurance company and the customer. The Company acts as an independent sales agent and administrator of the MBI policies. From inception of the policy, the obligation to perform under the policy is the obligation of the insurance company.

In accordance with the insurance arrangements with these insurers, a fixed amount is remitted for each MBI or VSC sold. The amount is set by the insurance companies and is based upon actuarial analysis of data collected and maintained for each type of coverage and contract term. The insurer is obligated to pay all the claims, which fall under the policy even if the claims exceed the premium. Some contracts between the Company and the insurer contain agreements that allow the Company to share in the profits earned by the programs. The Company did not accrue or receive any profit sharing amounts for the years ended October 31, 2001, 2000 and 1999.

The number of policies and contracts sold for the periods indicated are noted below:

                                                           Number of
Time Period                                          Policies and Contracts
- -----------                                          ----------------------
For the twelve months ended October 31, 2001                 15,847
For the twelve months ended October 31, 2000                 33,209
For the twelve months ended October 31, 1999                 34,858

The decline in the numbers of policies and contracts is the result of both the loss of the direct mail program and the loss of one insurance company's product. Additionally, many of the Company's clients faced severe competitive pressures from the offerings by the vehicle manufacturers and as a result fewer insurance contracts/policies were sold.

The Company will continue to look for ways to increase sales. Currently, the Company is in the process of exploring strategic relations with other highly rated insurance companies regarding different motorized machinery; such as boats and motorcycles. Additionally, the Company has contracted with Fireman's Fund Insurance Co to sell its MBI and VSC products.

FEDERAL AND STATE REGULATION

Federal law and the statutes of a significant number of states regulate the MBI and VSC programs developed and marketed by the Company. VSCs are contracts sold from car and recreational vehicle dealerships and are considered to be part of the car buying process instead of an insurance product. MBIs are insurance policies sold by independent agents through non-auto dealer entities, such as credit unions or by direct mail through the Company. The Company continually reviews all existing and proposed statutes and regulations to ascertain their applicability to its existing operations, as well as to new programs that are developed by the Company. Generally, these statutes concern the scope of the MBI and VSC coverage and content of the MBI or VSC document. In such instances, the state statute will require that specific wording be included in the MBI or VSC expressly stating the consumer's rights in the event of a claim, and how the service contract may be canceled. The MBI policy contains the name of the insurance company that issues the policy and the VSC specifies the name of the insurance company that underwrites the policy. This identification on the policy and contract identifies the insurance company that indemnifies the customer, dealers, financial institution, or the Company against loss for performance under the terms of the contract.

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

All the MBI policies and VSCs are issued or assumed by highly rated insurance companies. The Company does not believe that it is an insurer and has no intention of filing the documents and meeting the capital and surplus requirements that are necessary to obtain such a license. There are instances where the applicability of statutes and regulations to programs marketed and administered by the Company and compliance therewith, involve issues of interpretation. The Company uses its best efforts to comply with applicable statutes and regulations but it cannot assure that its interpretations, if challenged, would be upheld by a court or regulatory body. In any situation in which the Company has been specifically notified by any regulatory bodies that its methods of doing business were not in compliance with state regulation, the Company has taken the steps necessary to comply. If the Company's right to operate in any state is challenged successfully, the Company may be required to cease operations in that state and the state might also impose financial sanctions against the Company. These actions, should they occur, could have materially adverse consequences and could affect the Company's ability to continue operating. However, within the framework of currently known statutes, the Company does not believe that this is a present concern.

EMPLOYEES

The Company and its subsidiary employ approximately 40 individuals at October 31, 2001 and 50 at October 31, 2000. The total number of external sales force equals two. These employees train the insurance agent or representative at the financial institution, dealership or other sales venue. Internally, there are approximately eight people who handle product inquiries that may result in sales. The balance of the staff is assigned to the following departments: claims adjudication, customer service, data entry, information systems, finance, and administration. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

The Company's executive offices are located in leased premises at 9419 E. San Salvador, Suite 105, Scottsdale, Arizona. The Company signed a lease with total square footage equal to 19,750, which commenced on January 1, 1999 and expires on December 31, 2003. The lease provides for annual base rent payments ranging from $212,000 to $276,000.

The premises are owned by Cactus Partnership, an affiliated entity. The partners in Cactus Partnership are Gaylen Brotherson, the CEO of the Company, and Judy Brotherson, the Vice-President of the Company. All lease negotiations are made at fair market value between Cactus Partnership and the Company based on leases with other occupants of the building (See Item 14 Certain Relationships and Related Transactions).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year, through the solicitation of proxies or otherwise.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been reported in NASDAQ, and currently is reported on NASDAQ's OTC: BB under the trading symbol "MBAI". As of October 31, 2001, there were 2,011,787 common shares issued and 1,980,187 outstanding. On that date, the closing bid price for the Company's common stock, as reported by NASDAQ was $1.85. The following is a summary of the price range of the Company's common stock during its 2001 and 2000 fiscal years:

      Common Stock                  Bid
                              --------------
                              High       Low
                              ----       ---
Quarter of Fiscal 2001
First                         $2.00      $1.06
Second                         2.00       1.06
Third                          4.70       1.45
Fourth                         2.15       1.85

Quarter of Fiscal 2000
First                          5.00       2.75
Second                         5.00       2.00
Third                          3.01       1.75
Fourth                         1.75       1.50

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

During the fiscal year ended 2001, the Company did not issue any unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

FISCAL YEAR ENDED OCTOBER 31,                             2001            2000           1999          1998            1997
                                                      ------------    ------------   ------------   ------------   ------------
Net revenues                                          $ 16,468,434    $  8,323,876   $  5,597,524   $  3,289,477   $    595,553
Net (loss) income                                         (212,546)        177,149        148,016         13,771         46,386
Net (loss) income per common share (basic)                    (.11)            .09            .07           0.01           0.02
Total assets                                             9,423,030      16,647,549     14,735,278      6,717,801      2,346,943
Long-term obligation and redeemable preferred stock          8,077          18,840             --             --             --
Cash dividends declared per common share                        --              --             --             --             --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR 2001 AND FISCAL YEAR 2000

NET REVENUES

Net revenues for the year ended October 31, 2001 totaled $16,468,000, an increase of $8,144,000 over the year ended October 31, 2000 net revenues of $8,324,000. The increase in net revenues is the result of the recognition of $8,488,000 of deferred vehicle service contract ("VSC") revenues that were derived from two underwriters that transferred the responsibility for the administration of certain contracts and policies to an unrelated third party relieving the Company of the majority of its continuing responsibilities. At the same time, the Company also recognized $8,089,000 of deferred direct acquisition costs associated with the same contracts and policies.

The Company continues to perform certain administrative duties relating to the calculation and administration of policy and contract cancellation. The remaining balance in deferred revenue and deferred direct acquisition costs relating to these underwriters that is available to offset against future cancellation administration equals $1,537,000 of deferred revenue and $1,455,000 of deferred direct acquisition costs. The Company will recognize this revenue and expense over the remaining life of the policy or contract. If the policy or contract is cancelled, then the company will recognize the remaining portion of the unearned revenue and direct acquisition cost in the month the policy or contract is cancelled.

The Company also wrote off a receivable from the underwriters for deferred administrative costs. When a policy or contract is sold, the Company would remit a portion of their commission to the underwriter for an administrative services reserve. As these policies and contracts expire, the underwriters would return that portion of the administrative services reserve to the Company. The administrative release agreements contained provisions whereby the Company agreed to forfeit all of the deferred administrative costs remitted to the underwriters. The total amount written off equals $254,000. The net effect of the above adjustments was to increase net operating income by $490,000.

The gross VSC revenue increase was offset by a decline in mechanical breakdown insurance income and administrative service revenue ("MBI") of $1,539,000. During 2001, many of the Company's clients faced severe competitive pressures from the offerings by the vehicle manufacturers and as a result fewer insurance contracts/policies were sold. Additionally, the discontinuation of the direct mail program as well as the loss of one insurance company's product and adverse pricing changes by another insurance company contributed to the decrease in MBI income.

OPERATING EXPENSES

Operating expenses increased $8,484,000 to $16,726,000 in the year ended October 31, 2001 compared to the similar period ended October 31, 2000. As explained in the net revenue discussion above, the Company recognized the deferred direct acquisition costs of VSC that were associated with the contracts that were no longer administered by the Company. Excluding VSC direct acquisition costs, operating expenses declined $729,000 and were 14.1% of net revenues in 2001 compared to 36.7% in 2000. The Company reacted aggressively to the decrease in net revenues by cutting costs and expenses in all expense categories except licenses and fees, depreciation and amortization and other operating expenses. The increase in license and fee costs is the result of the Company's efforts to replace the lost underwriters' business. The increase in depreciation and amortization is the result of new capital expenditures that were committed to prior to the Company's net revenues declining significantly.

OTHER INCOME (EXPENSE)

Finance fee income declined in concert with the decline in MBI insurance income as fewer purchasers of policies elected to finance premiums. Interest income declined $96,000 from $147,000 in fiscal 2000 to $51,000 in fiscal 2001 primarily as a result of the nation-wide decline in interest rates. Realized Gains increased substantially as a result of the liquidation of investments to provide cash flow for operations.

INCOME TAXES

Provisions for income taxes in the period ended October 31, 2001 reflect the Company's intent to carry back the current year losses to recover federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided as Arizona law does not allow for loss carryback. The differences in the effective tax rates in fiscal 2001 compared to fiscal 2000 is the result of the valuation allowance placed on the state net operating loss carryforward and the recording of the federal income tax loss carryback.

COMPARISON OF FISCAL YEAR 2000 AND FISCAL YEAR 1999

NET REVENUES

Net revenues for the year ended October 31, 2000 totaled $8,324,000, an increase of $2,726,000 from net revenues of $5,598,000 for the year ended October 31, 1999. The number of contracts sold of 33,209 for the year ended October 31, 2000 decreased from the number of contracts sold of 34,858 for the year ended October 31, 1999. The Company did not start selling VSCs until fiscal 1998. Therefore, at October 31, 2000, there were three years of previously deferred VSC revenues amortized to revenue compared to only two years of previously deferred VSC revenue being amortized to revenue in 1999.

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

OPERATING EXPENSES

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

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF OCTOBER 31, 2001 AND OCTOBER 31, 2000

Working capital at October 31, 2001 consisted of current assets of $5,726,000 and current liabilities of $4,865,000, or a current ratio of 1.18 :1. At October 31, 2000, the current ratio was 1.18:1 with current assets of $8,169,000 and current liabilities of $6,943,000.

As of October 31, 2001, the Company's cash position decreased to $1,243,000 from $1,723,000 at October 31, 2000. Of this amount, $160,000 is classified as restricted cash; there was $487,000 of restricted cash at October 31, 2000. The largest component of the restricted cash represented claims payment advances provided by insurance companies. This enables the Company to make claims payments on behalf of the insurance companies. The decrease in restricted cash is primarily due to the transfer of the administration for two of the Company's insurance carriers. In addition, $161,000 of cash at October 31, 2001 was invested in marketable debt and equity securities. This is a decrease of $174,000 from the amount invested at October 31, 2000.

Deferred direct costs, including both the current and non-current portions, decreased by $6,060,000 to $6,639,000 at October 31, 2001 from $12,698,000 at
October 31, 2000. Direct costs are costs that are directly related to the sale of VSCs. These costs are deferred in the same proportion as VSC revenue. The decrease is primarily due to the recognition of the deferred costs related to the transfer of responsibility for administration of policies to a third party for two of the company's underwriters. This decrease was partially offset by an increase in the number of years of sales being deferred, as VSC sales did not begin until 1998, as well as higher sales volume in recent years.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of October 31, 2001, the amount owed to the insurance companies decreased by $52,000 to $385,000 from $437,000 at October 31, 2000. The change is due to the timing of payments remitted to the insurance companies.

Deferred revenues, including both the current and non-current portions, decreased by $6,897,000 to $7,943,000 at October 31, 2001 from $14,840,000 at
October 31, 2000. Deferred revenue consists of VSC gross sales and estimated administrative service fees relating to the sales of MBI policies. The decrease is primarily due to the recognition of the deferred revenue related to the transfer of responsibility for administration of policies to a third party for two of the company's underwriters. This decrease was partially offset by an increase in the number of years of sales being deferred, as VSC sales did not begin until 1998, as well as higher sales volume in recent years.

The Company is operating with a working capital line of credit from Merrill Lynch. This is the only debt instrument utilized by the Company. The working capital line of credit is used to make claims payments if there is a timing difference between when the Company pays for the claims and when the insurance companies reimburse the claims. The Company's ability to fund its operations over the short-term is not hindered by lack of short-term financing. The Company uses premiums received to pay agent commissions and fund operations and claims payment advances provided by insurance companies to administer and pay claims. The Company believes its current working capital plus future cash flows from operations will be sufficient to meet cash requirements for the foreseeable future.

ITEM 7A. QUALITATIVE INFORMATION ABOUT MARKET RISK

Since the Company does not underwrite its own policies, a change in the current rate of inflation is not expected to have a material effect on the Company. The precise effect of inflation on operations, however cannot be determined.

The Company does not have any outstanding debt or long-term receivables. Therefore, it is not subject to significant interest rate risk.

The Company has a net loss of $213,000 for the twelve months ended October 31, 2001. As discussed in Note 2 to the financial statements, two of the Company's underwriters transferred the responsibility to administer their contracts and policies to a third party. The Company recognized a net credit to income of $490,000 due to the recognition of previously deferred revenue and deferred administrative service revenue offset by the recognition of deferred direct acquisition costs and expensing the administrative service receivable. The Company would have recognized this income and expense over the next six years, the remaining life of the contracts and policies. This net loss is due to the Company having a substantial decline in MBI market share from increased competition. The future effect of this increased competition may have an adverse effect on future earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS
Index to Consolidated Financial Statements for the years ended October 31, 2001, 2000, and 1999:
Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT
Board of Directors and Stockholders
M.B.A. Holdings, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of M.B.A. Holdings, Inc. and subsidiary (the "Company") as of October 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
January 10, 2002

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2001 AND 2000
- --------------------------------------------------------------------------------

ASSETS                                                              2001            2000
                                                                ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                     $  1,083,024    $  1,235,496
  Restricted cash                                                    160,402         487,015
  Investments (Note 4)                                               160,853         335,063
  Accounts receivable, net of allowance for doubtful accounts
    of $0 and $19,025 (2001 and 2000)                                146,310         404,370
  Prepaid expenses and other assets (Note 3)                          80,350         115,074
  Deferred direct costs                                            3,441,998       5,048,367
  Income tax receivable (Note 5)                                     395,487         155,437
  Deferred income tax asset (Note 5)                                 257,839         387,787
                                                                ------------    ------------
           Total current assets                                    5,726,263       8,168,609
                                                                ------------    ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                                 268,517         253,736
  Office equipment and furniture                                     140,043         165,919
  Vehicle                                                             16,400          16,400
  Leasehold improvements                                              80,182          79,596
                                                                ------------    ------------
           Total property and equipment                              505,142         515,651
  Accumulated depreciation and amortization                         (288,199)       (229,020)
                                                                ------------    ------------
           Property and equipment - net                              216,943         286,631

OTHER ASSETS                                                          46,170
DEFERRED DIRECT COSTS                                              3,196,954       7,650,100
DEFERRED INCOME TAX ASSET (Note 5)                                   282,870         496,039
                                                                ------------    ------------

TOTAL ASSETS                                                    $  9,423,030    $ 16,647,549
                                                                ============    ============

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2001 AND 2000
- --------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                 2001            2000
                                                                 ------------    ------------
CURRENT LIABILITIES:
  Net premiums payable to insurance companies                    $    385,113    $    437,214
  Accounts payable and accrued expenses                               489,208         617,268
  Capital lease obligation - current portion (Note 7)                  10,888           9,333
  Deferred revenues                                                 3,979,793       5,878,696
                                                                 ------------    ------------
           Total current liabilities                                4,865,002       6,942,511
Capital Lease Obligation - net of current portion  (Note 7)             8,077          18,840
Other Liabilities                                                     225,410         136,534
Deferred Rent                                                          42,256          41,539
Deferred Revenues                                                   3,963,543       8,961,473
                                                                 ------------    ------------
           Total liabilities                                        9,104,288      16,100,897
                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 8)
STOCKHOLDERS' EQUITY (Note 6):
  Preferred stock, $.001 par value; 20,000,000 shares
    authorized; none issued and outstanding
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 2,011,787 shares issued; 1,980,187 outstanding          2,012           2,012
  Additional paid-in-capital                                          200,851         200,851
  Accumulated other comprehensive (loss) income, net of tax            (3,149)         12,215
  Retained earnings                                                   174,528         387,074
  Less: 31,600 shares of common stock in treasury, at cost            (55,500)        (55,500)
                                                                 ------------    ------------
        Total stockholders' equity                                    318,742         546,652
                                                                 ------------    ------------

TOTAL                                                            $  9,423,030    $ 16,647,549
                                                                 ============    ============

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
- --------------------------------------------------------------------------------

                                                                    2001            2000            1999
                                                                ------------    ------------    ------------
NET REVENUES:
  Vehicle service contract gross income                         $ 15,136,581    $  5,453,390    $  2,729,999
  Net mechanical breakdown insurance income                          598,055       2,221,320       2,322,217
  MBI administrative service revenue                                 733,798         649,166         545,308
                                                                ------------    ------------    ------------
Total net revenues                                                16,468,434       8,323,876       5,597,524
                                                                ------------    ------------    ------------
OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts           14,402,029       5,189,065       2,604,436
  Salaries and employee benefits                                   1,399,267       1,825,772       1,544,793
  Mailings and postage                                               121,416         261,602         441,332
  Rent and lease expense                                             282,508         326,327         286,785
  Professional fees                                                   91,357         158,844         159,105
  Telephone                                                           96,896         142,709         149,282
  Depreciation and amortization                                       78,833          74,753          57,873
  Merchant and bank charges                                           20,783          24,831          18,111
  Insurance                                                           32,959          37,052          29,029
  Supplies                                                            28,709          41,023          46,353
  License and fees                                                    24,104          13,618          12,756
  Other operating expenses                                           146,958         146,676         156,082
                                                                ------------    ------------    ------------
           Total operating expenses                               16,725,819       8,242,272       5,505,937
                                                                ------------    ------------    ------------
OPERATING (LOSS) INCOME                                             (257,385)         81,604          91,587
                                                                ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Finance fee income                                                  20,120          51,820          50,567
  Interest income                                                     51,288         146,559         122,829
  Interest expense                                                   (10,775)        (12,993)         (5,996)
  Other expense                                                         (293)           (763)           (531)
  Realized gains (losses) on investments                              15,629          (3,362)
                                                                ------------    ------------    ------------
        Other income - net                                            75,969         181,261         166,869
                                                                ------------    ------------    ------------
(LOSS) INCOME BEFORE INCOME TAXES                                   (181,416)        262,865         258,456
INCOME TAXES (Note 5)                                                 31,130          85,716         110,440
                                                                ------------    ------------    ------------
NET (LOSS) INCOME                                               $   (212,546)   $    177,149    $    148,016
                                                                ============    ============    ============

BASIC NET (LOSS) INCOME PER SHARE                               $      (0.11)   $       0.09    $       0.07
                                                                ============    ============    ============
DILUTED NET (LOSS) INCOME PER SHARE                             $      (0.11)   $       0.08    $       0.07
                                                                ============    ============    ============

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC                                              1,980,187       2,002,064       2,005,158
                                                                ============    ============    ============
AVERAGE NUMBER OF COMMON AND
  DILUTIVE SHARES OUTSTANDING                                      1,980,187       2,111,426       2,086,505
                                                                ============    ============    ============

Net (loss) income                                               $   (212,546)   $    177,149    $    148,016
Other comprehensive income net of tax:
  Net unrealized (loss) gain on available-for-sale securities        (15,364)         12,215
                                                                ------------    ------------    ------------
Comprehensive (loss) income                                     $   (227,910)   $    189,364    $    148,016
                                                                ============    ============    ============

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
- --------------------------------------------------------------------------------

                                                                           ACCUMULATED
                                      COMMON STOCK            ADDITIONAL      OTHER                                       TOTAL
                               --------------------------        PAID     COMPREHENSIVE     RETAINED     TREASURY     STOCKHOLDERS'
                                  SHARES       AMOUNT         IN-CAPITAL     INCOME         EARNINGS      STOCK          EQUITY
                               -----------    -----------    -----------   -----------    -----------   -----------    -----------
BALANCE, NOVEMBER 1, 1998        2,005,121    $     2,005    $   180,857                  $    61,909                  $   244,771

  Stock compensation expense         6,666              7         19,994                                                    20,001

  Net income                                                                                  148,016                      148,016
                               -----------    -----------    -----------                  -----------                  -----------

BALANCE, OCTOBER 31, 1999        2,011,787          2,012        200,851                      209,925                      412,788

  Unrealized gain on
    available-for-sale
    securities                                                             $    12,215                                      12,215

  Treasury stock                                                                                        $   (55,500)       (55,500)

  Net income                                                                                  177,149                      177,149
                               -----------    -----------    -----------   -----------    -----------   -----------    -----------

BALANCE, OCTOBER 31, 2000        2,011,787          2,012        200,851        12,215        387,074       (55,500)       546,652

  Unrealized loss on
    available-for-sale
    securities                                                                 (15,364)                                    (15,364)

  Net loss                                                                                   (212,546)                    (212,546)
                               -----------    -----------    -----------   -----------    -----------   -----------    -----------

BALANCE, OCTOBER 31, 2001        2,011,787    $     2,012    $   200,851   $    (3,149)   $   174,528   $   (55,500)   $   318,742
                               ===========    ===========    ===========   ===========    ===========   ===========    ===========

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
- --------------------------------------------------------------------------------

                                                                                    OCTOBER 31,
                                                                     -----------------------------------------
                                                                         2001           2000           1999
                                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                  $  (212,546)   $   177,149    $   148,016
  Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                                       78,833         74,753         57,873
      Loss (gain) on sale of equipment                                    22,237                        (4,342)
      Unrealized loss (gain) on available-for-sale securities             15,364        (12,215)
      Deferred income taxes                                              343,117        (97,198)      (281,673)
      Stock-based compensation                                                                          20,001
      Changes in assets and liabilities:
        Restricted cash                                                  326,613        437,683       (473,710)
        Accounts receivable                                              258,060        (17,565)       (90,632)
        Prepaid expenses and other assets                                 80,894        (51,356)        26,864
        Deferred direct costs                                          6,059,515     (3,868,518)    (5,706,526)
        Income tax receivable                                           (240,050)      (249,596)        18,630
        Net premiums payable to insurance companies                      (52,101)    (2,456,377)     1,385,054
        Accounts payable and accrued expenses                           (128,060)        19,824        150,665
        Accounts payable to affiliated entities, net                                                    (3,517)
        Other liabilities                                                 88,876        136,534
        Deferred rent                                                        717          9,435         32,104
        Deferred revenues                                             (6,896,833)     4,134,977      6,296,294
                                                                     -----------    -----------    -----------
           Net cash (used in) provided by operating activities          (255,364)    (1,762,470)     1,575,101
                                                                     -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (55,382)       (58,008)       (71,168)
  Proceeds from sale of equipment                                         24,000                         7,000
  Purchase of investments                                               (144,845)      (439,007)
  Proceeds from sales and maturities of investments                      288,327        128,374
                                                                     -----------    -----------    -----------
          Net cash provided by (used in) investing activities            112,100       (368,641)       (64,168)
                                                                     -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                                            (55,500)
  Payments on capital lease obligation                                    (9,208)        (2,827)
                                                                     -----------    -----------    -----------
          Net cash used in financing activities                           (9,208)       (58,327)
                                                                     -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (152,472)    (2,189,438)     1,510,933
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           1,235,496      3,424,934      1,914,001
                                                                     -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $ 1,083,024    $ 1,235,496    $ 3,424,934
                                                                     ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                             $    10,660    $    13,820    $     1,911
                                                                     ===========    ===========    ===========
  Cash paid for income taxes                                                        $   334,157    $   373,483
                                                                                    ===========    ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIY:
  Purchase of equipment through capital lease obligation                            $    31,000
                                                                                    ===========

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
- --------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - M.B.A. Holdings, Inc. and subsidiary (the "Company") are located in Scottsdale, Arizona and are principally engaged in selling mechanical breakdown insurance policies ("MBIs") (as an agent for insurance companies), selling vehicle service contracts ("VSCs") for new automobiles, trucks, recreational vehicles, and travel trailers, and providing claims administrative services for MBIs and VSCs sold. The consolidated financial statements include the accounts of M.B.A. Holdings, Inc. and its wholly owned subsidiary, Mechanical Breakdown Administrators, Inc. All significant intercompany balances and transactions have been eliminated.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

     a. CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

     b. RESTRICTED CASH represents claims payment advances provided by the insurance companies to enable the Company to make claims payments on behalf of the insurance companies.

     c. INVESTMENTS, which are primarily marketable debt and equity securities, are classified as available-for-sale and are stated at estimated fair value as of October 31, 2001 and 2000. Fair value is estimated based on quoted market prices.

     d. PROPERTY AND EQUIPMENT - The historical cost of computer equipment, office equipment and furniture is depreciated by accelerated and straight-line methods over their estimated useful lives, which range from three to seven years. The accelerated depreciation method used for computer equipment and office equipment is a double declining balance method. The double declining balance method depreciates the assets more quickly during the earlier years of their useful lives, whereas the straight-line method depreciates the assets evenly over their lives. Leasehold improvements are amortized over the shorter of the life of the asset or the related lease term.

          The Company reviews its long-lived assets for possible impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, and has concluded that no impairment charge is necessary during 2001, 2000 or 1999.

          Under guidelines established by the American Institute of Certified Public Accountants in Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"), the Company has capitalized $26,959 of such costs in the accompanying consolidated balance sheet at October 31, 2000, which are included in computer equipment. The project was terminated and therefore these costs were written off during 2001.

     e. OTHER ASSETS include amounts recoverable from insurance companies for claims fees relating to one of the underwriters for which the administration of policies was transferred to a third party during 2001. These fees were recovered in conjunction with the transfer.

     f. BENEFIT PLAN - The Company has a profit-sharing plan covering substantially all employees who have attained the age of 21 and have completed one year of service. Participation commences on the earliest plan entry date after an employee meets eligibility requirements. The only contributions made to the plan are discretionary employer contributions. No discretionary contributions were made during the years ended October 31, 2001, 2000 and 1999.

     g. NET PREMIUMS PAYABLE TO INSURANCE COMPANIES represent premiums collected from the policyholders on behalf of the insurance companies. Amounts collected are periodically remitted to the appropriate insurance company.

     h. OTHER LIABILITIES include the amounts received from dealers as fees for the Company's guarantee that there will be no commission charge-backs for cancelled policies. The Company is accumulating loss data for this guarantee and will be recognizing income in future years from this program as policies expire.

     i. REVENUE RECOGNITION - Net revenues includes the commissions earned on sales of MBIs, fees for providing administrative claims services related to the MBIs sold and revenues related to the sales and servicing of VSCs.

          The Company receives one fee (commission) related to the sale of MBIs, which covers both the revenue earned for selling the policy, and the fee for providing administrative claims services. The Company apportions the revenue consistent with the values associated with each service provided. The revenues for commissions earned on policy sales are recorded when the policy information is received and approved by the Company. The revenues for the fee related to providing administrative claims services are deferred and recognized in income on a straight-line basis over the actual life of the related policy. Costs directly related to the acquisition of the contract or policy that would not have been incurred but for the acquisition of the contract or policy (incremental direct acquisition costs) are deferred and charged to expense in proportion to the revenue recognized.

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

          VSCs represent contracts between the Company and the purchaser for which the Company obtains an insurance policy, which guarantees the Company's obligations under the contract. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1 ACCOUNTING FOR SEPARATELY PRICED EXTENDED WARRANTY AND PRODUCT MAINTENANCE CONTRACTS, revenues associated with the sales and servicing of these contracts are deferred and recognized in income on a straight-line basis over the actual life of the contracts.

     j. INCOME TAXES - Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect.

     k. NET INCOME PER SHARE - Net income per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE which requires dual presentation of BASIC and DILUTED EPS on the face of the statements of income and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic income per common share is computed on the weighted average number of shares of common stock outstanding during each period. Income per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. Below is the reconciliation required by SFAS No. 128.

          NUMBER OF SHARES USED IN COMPUTING INCOME PER SHARE
            YEAR ENDED OCTOBER 31,                               2001        2000        1999
                                                               ---------   ---------   ---------
          Average number of common shares
          outstanding - Basic                                  1,980,187   2,002,064   2,005,158

          Dilutive shares from common stock options
          calculated using the treasury stock method                         109,362      81,347
                                                               ---------   ---------   ---------
          Average number of common and dilutive
          shares outstanding                                   1,980,187   2,111,426   2,086,505
                                                               =========   =========   =========

     l. STOCK-BASED COMPENSATION -The Company adopted SFAS No. 123 during 1997, which requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation costs to be measured based on the fair value of the equity instrument awarded. The Company has elected to measure its stock-based compensation awards to employees based on the provisions of APB Opinion No. 25. APB No. 25 allows recognition of compensation cost based on the intrinsic value of the equity instrument awarded rather than fair value.

     m. COMPREHENSIVE INCOME consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable debt and equity investments.

     n. USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     o. NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill and intangibles without a finite life ceases when the new standard is adopted. The new rule also requires impairment tests on an annual or interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company will adopt the standard beginning November 1, 2002. The Company does not believe the adoption of SFAS 142 will have a significant impact on its financial position or results of operations as the Company currently has no goodwill or intangible assets without finite lives.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will adopt the standard beginning November 1, 2002 and has not yet determined the financial statement impact that may result from the adoption of this Statement.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The new rules apply to the classification and impairment analysis conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company will adopt the standard beginning November 1, 2002 and has not yet determined the financial statement impact that may result from the adoption of this Statement.

     p. RECLASSIFICATIONS - Certain reclassifications have been made to the 2000 and 1999 amounts to conform to the 2001 presentation.

2. SIGNIFICANT EVENTS

Two of the Company's underwriters transferred the administration of the contracts and policies sold and administered by M.B.A. to a third party. If the Company had retained administrative authority over those policies and contracts, the deferred amounts would be recognized into income over the next six years. Since M.B.A. is no longer the administrator of the contracts and policies, all of the revenue and direct acquisition costs associated with them was recognized except for the revenue and direct acquisition costs relating to future cancellations, as discussed below. An additional $8,488,000 of deferred VSC revenue, $8,089,000 of deferred direct acquisition costs and $345,000 of deferred administrative service fee revenue related to these contracts and policies was recognized as income and operating expenses in the third quarter of 2001.

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

3. RELATED PARTY TRANSACTIONS

Included in Prepaid expenses and other assets at October 31, 2001 is $24,137 prepaid rent for office space paid to an entity owned by the Company's majority stockholder. Rent expense for the years ending October 31, 2001, 2000 and 1999 was $248,000, $237,000 and $207,000, respectively. A new lease expiring December 31, 2003 was signed with an affiliate on January 1, 1999. The lease includes escalating rent amounts that have been recorded as expense on a straight-line basis over the lease term.

During August 2000, the Company loaned 1st Defense Industries $78,252. The owner of 1st Defense Industries is Gaylen Brotherson, the Chief Executive Officer. The loan is for five years and has an interest rate of 5% with interest only payments for the first five years. During fiscal 2000, 1st Defense paid the Company $647.31 which was recorded in interest income. In October 2000, Cactus Partnership purchased the loan from the Company in lieu of rent. At October 31, 2001 and 2000, the loan due from 1st Defense Industries had a zero balance.

4. MARKETABLE SECURITIES

The following table summarizes the Company's available for sale securities as of October 31, 2001 and October 31, 2000:

OCTOBER 31, 2001                                                  GROSS        GROSS
                                                  AMORTIZED     UNREALIZED   UNREALIZED       FAIR
                                                    COSTS         GAINS        LOSSES         VALUE
                                                  ----------    ----------    ----------    ----------
Marketable Securities:
  Corporate bonds                                 $   33,642    $    4,508                  $   38,150
  Mutual Funds                                       103,960         1,736                     105,696
  Equities                                            27,786                  $  (10,779)       17,007
                                                  ----------    ----------    ----------    ----------

Total Marketable Securities at October 31, 2001   $  165,388    $    6,244    $  (10,779)   $  160,853
                                                  ==========    ==========    ==========    ==========

OCTOBER 31, 2000                                                  GROSS         GROSS
                                                  AMORTIZED     UNREALIZED    UNREALIZED      FAIR
                                                    COSTS         GAINS         LOSSES        VALUE
                                                  ----------    ----------    ----------    ----------
Marketable Securities:
  Corporate bonds                                 $  195,065    $   15,566                  $  210,631
  Mutual Funds                                        99,997                  $     (368)       99,629
  Equities                                            27,786                      (2,983)       24,803
                                                  ----------    ----------    ----------    ----------

Total Marketable Securities at October 31, 2000   $  322,848    $   15,566    $   (3,351)   $  335,063
                                                  ==========    ==========    ==========    ==========

The corporate bonds have maturities in excess of ten years.

5. INCOME TAXES

Income taxes were as follows for the years ended October 31:

                                        2001            2000            1999
                                      ---------       ---------       ---------
Current                               $(311,987)      $ 182,914       $ 392,113
Deferred                                343,117         (97,198)       (281,673)
                                      ---------       ---------       ---------

Total income tax expense              $  31,130       $  85,716       $ 110,440
                                      =========       =========       =========

At October 31, 2001, the Company's income tax receivable includes approximately $83,000 that was applied to the current year estimated taxes from prior year overpayments.

The tax effects of temporary differences that give rise to significant portions of deferred income tax assets at October 31 were as follows:

                                                        2001            2000
                                                      ---------       ---------
Deferred tax assets:
  Deferred revenue                                    $ 527,057       $ 878,098
  State net operating loss carryforward                  89,094
  Allowance for doubtful accounts                                         7,800
  Accrued compensation                                   39,318          39,552
  Other                                                                   5,008
Deferred tax liability:
  Depreciation                                          (25,666)        (46,632)
                                                      ---------       ---------
Total                                                 $ 629,803       $ 883,826
Less Valuation Allowance                                (89,094)
                                                      ---------       ---------
Net deferred income tax assets                        $ 540,709       $ 883,826
                                                      =========       =========

The effective income tax rate differs from the federal statutory income tax rate in effect each year as a result of the following items:

                                                      2001      2000      1999
                                                      -----     -----     -----
Federal statutory income tax rate                        34%       34%       34%
State taxes                                               6         6         6
Valuation Allowance                                     (49)
Other                                                    (8)       (7)        3
                                                      -----     -----     -----

Effective income tax rate                               (17)%      33%       43%
                                                      =====     =====     =====

At October 31, 2001, the Company had a state net operating loss carryforward of $990,000, which expires in 2006.

6. STOCK OPTIONS AND STOCK AWARDS

During the year ended October 31, 1998, the Company issued stock options to certain employees. The Company applies APB Opinion No. 25 and related interpretations in measuring compensation expense for its stock options. During the years ended October 31, 2001, 2000 and 1999, no compensation expense was recognized. Had compensation cost for the Company's stock options been determined based on the fair value of the options at the date of grant consistent with SFAS No. 123, the Company's net income and net income per share would have been adjusted as presented below. Using the Black-Scholes model for common stock option valuation, the Company estimated volatility of 84.7%, risk free interest rate at 6%, and a dividend yield of 0%. All stock options are vested and exercisable when granted.

A summary of the Company's outstanding options as of October 31, 2001 is presented below along with pro-forma income statement information consistent with SFAS No. 123.

                                 EXERCISE                EXPIRATION
            OPTIONS               PRICE                     DATE
            -------               ------                    ----
             33,334               $ 2.25              February 15, 2006
             25,000                 1.20              September 30, 2008
              1,667                 1.20               October 31, 2008
            100,000                 0.94                 June 1, 2008
             20,000                 1.05              September 30, 2008
              5,000                 1.05               October 31, 2008
            -------
            185,001
            =======

                                                         2001          2000         1999
                                                       ---------     ---------    ---------
Net (loss) income                      As reported     $(212,546)    $ 177,149    $ 148,016
                                       Pro forma       $(212,546)    $ 177,149    $ 148,016

Basic net (loss) income per share      As reported     $   (0.11)    $    0.09    $    0.07
Diluted net (loss) income per share                    $   (0.11)    $    0.08    $    0.07

Basic net (loss) income per share      Pro forma       $   (0.11)    $    0.09    $    0.07
Diluted net (loss) income per share                    $   (0.11)    $    0.08    $    0.07

A summary of the activity regarding the Company's outstanding options for the years ended October 31 is presented below:

                                                  2001                  2000                 1999
                                           ------------------    ------------------    ------------------
                                                     WEIGHTED              WEIGHTED              WEIGHTED
                                                      AVERAGE               AVERAGE               AVERAGE
                                                     EXERCISE              EXERCISE              EXERCISE
                                           SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                           -------    -------    -------    -------    -------    -------
Options outstanding at beginning of year   185,001    $  1.23    185,001    $  1.23    185,001    $  1.23
Options granted                                 --         --         --         --         --         --
Options exercised                               --         --         --         --         --         --
Options cancelled                               --         --         --         --         --         --
                                           -------    -------    -------    -------    -------    -------

Options outstanding at end of year         185,001    $  1.23    185,001    $  1.23    185,001    $  1.23
                                           =======    =======    =======    =======    =======    =======

During 1999, the Company accrued for the issuance of 6,666 shares of common stock to an employee. In connection therewith, the Company recorded $20,001 of compensation expense.

In addition to the options and shares issued during the year ended October 31, 1998, discussed above, the Company also has reserved, for issuance, various options and shares to employees, which are based on the occurrence of future events including the Company reaching certain sales levels. Under an arrangement approved by the Board of Directors, the CEO and Vice-President each will be granted options if sales growth goals are met. For every $5 million in sales growth, the CEO will receive options to purchase 1,667 shares at an exercise price of 80 percent of market price at the date sales goals are met. The President will receive options to purchase 5,000 shares at an exercise price of 70 percent of the market price at the date sales goals are met, for every $5 million in sales growth.

7. OPERATING AND CAPITAL LEASES

The Company has operating leases for office space and equipment and a capital lease for equipment that expire on various dates through the year ending October 31, 2004. The equipment under capital lease is included in property and equipment at October 31, 2001 with a value of $22,683, net of accumulated amortization of $12,821. Total rental expense was approximately $283,000, $326,000, and $287,000 for the years ended October 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under noncancelable lease agreements at October 31, 2001 are as follows:

                                       OPERATING           CAPITAL
                                         LEASES             LEASE
                                       ---------           --------
2002                                   $ 272,318           $ 12,776
2003                                     274,378              8,517
2004                                      45,930
                                       ---------           --------

Total                                  $ 592,626             21,293
                                       =========

Less portion representing interest                            2,328
                                                           --------
Total                                                        18,965
Less current portion                                         10,888
                                                           --------
Long-term portion - net                                    $  8,077
                                                           ========

8. COMMITMENTS AND CONTINGENCIES

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

The Company has available a $300,000 working capital line of credit which expires on February 28, 2002. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of 3.15 % plus the thirty-day dealer commercial paper rate, as published in THE WALL STREET JOURNAL and are collateralized by the Company's investments. There were no borrowings outstanding at October 31, 2001.

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                       FOR THE YEAR ENDED OCTOBER 31, 2001
                              -------------------------------------------------------
                                  1ST            2ND            3RD           4TH
                                  QTR            QTR            QTR           QTR
                              -----------    -----------    -----------   -----------
Net revenues                  $ 2,131,466    $ 2,349,498    $10,813,767   $ 1,173,703
Gross profit                      522,228        402,172        848,066       293,939
Net (loss) income                 (35,510)       (99,361)       173,436      (251,111)
Net (loss) income per share         (0.02)         (0.05)          0.09         (0.13)

                                       FOR THE YEAR ENDED OCTOBER 31, 2000
                              -------------------------------------------------------
                                  1ST            2ND            3RD           4TH
                                  QTR            QTR            QTR           QTR
                              -----------    -----------    -----------   -----------
Net revenues                  $ 1,911,844    $ 2,015,081    $ 2,245,294   $ 2,151,657
Gross profit                      796,532        829,746        775,776       732,757
Net income (loss)                 111,631         51,937         75,444       (61,863)
Net income (loss) per share          0.06           0.03           0.04         (0.04)

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

       NAME              AGE                POSITION WITH COMPANY
       ----              ---                ---------------------
Gaylen M. Brotherson      62     President, CEO, Chairman of the Board, Director
Judy K. Brotherson        55     Vice-President, Director
Edward E. Wilczewski      61     Director
Keith  A. Cannon          61     Director
Michael Brady             60     Director

Gaylen and Judy Brotherson are husband and wife. No other family relationship exists between the Directors or the executive officers.

THE BUSINESS EXPERIENCE OF EACH OF THE COMPANY'S DIRECTORS IS AS FOLLOWS:

Gaylen Brotherson, 62, became President, CEO, Chairman of the Board, and Director of the Company in November 1995. He was the founder of Mechanical Breakdown Administrators, Inc. Mr. Brotherson served in the United States Navy. In 1960, he received his life, health and accident licenses as well as his property and casualty license. Presently, he is licensed as an insurance agent in 27 states. He has been in the vehicle service contract business since 1974. Since 1984 he has been actively involved in marketing and administering mechanical breakdown insurance policies and VSCs under Mechanical Breakdown Administrators, Inc. Also, Mr. Brotherson serves on the Board of Directors of Bank USA, in Phoenix, AZ.

Judy Brotherson, 55, has been Vice-President and Director of the Company since November 1995. Mrs. Brotherson is a graduate of Creighton University. Since 1975, she has worked primarily in family owned businesses. She holds insurance licenses in approximately 32 states. She was one of the chief designers of the M.B.A. software management system. She has been working at M.B.A. since 1989 primarily involved in overseeing the finance and data-entry departments.

Edward Wilczewski, 61, has been a Director of the Company since June 1998. Mr. Wilczewski served in the Navy for six years. Mr. Wilczewski is a graduate of the University of Omaha. Primarily for the past thirty years including the present time, he has owned and operated The Charter Group of Arizona, a real estate development company. His company has developed various real estate projects ranging from single-family homes to apartment complexes.

Keith Cannon, 61, has been a Director of the Company since December 2000. Mr. Cannon is a graduate of the University of Utah. Primarily for the past thirty years including the present time, he has worked in the securities industries. Currently, he is the Branch Manager at Wilson-Davis & Co. where he supervises the trading with a variety of domestic and international clients. In addition, Mr. Cannon is a Director of two other public companies, which are unrelated to M.B.A. Holdings, Inc. or its subsidiaries. They are the Montgomery Realty Group, Inc. and On-Point Technology Systems, Inc.

Michael Brady, 60, has been a Director of the Company since December 2000. Mr. Brady is a graduate of Creighton University. For the last 35 years, he has been a lawyer and business person operating domestically and internationally. Specifically, for the last several years, he has been the Chairman of the European Trade Link Company, which is an international distribution company. Also, he is the President of Vandermaal/Brady International Inc., which is a US based international consulting company. From July 1998 to December 1999, he served as the Chairman of American Bantrust Mortgage Services Corp., which is a US based mortgage-banking company. From 1997 to August 1999, he served on the Board of Directors of Modis Training Technologies Inc., which was a US based semiconductor training company. From 1990 to 1996, he started as the Chief Legal Counsel and became the Chief Executive Officer of Metrol Security Services Inc., which was a US based multi-state full service burglar, fire alarm installation and monitoring company.

OTHER EXECUTIVE OFFICERS AND KEY EMPLOYEES

Michael Zimmerman, 31, was the Chief Financial Officer. He joined the Company in September of 1999 and departed in October 2001 but continues as a Company consultant. Prior to joining the Company, Mr. Zimmerman worked at PacifiCare, Inc. from November of 1997 to September of 1999 as the accounting supervisor in charge of the day to day accounting for the Nevada HMO and the Nevada and Arizona life insurance products. Prior to joining PacifiCare, Inc., Mr. Zimmerman was an employee from September 1993 to November 1997 at the international accounting and consulting firm KPMG Peat Marwick LLP.

Shelly Beesley, 36, is the Corporate Secretary and Assistant to the President. She has been employed by the Company since January 1993. She originally served as the Executive Assistant for the President and Vice President. At the beginning of 1996, Mrs. Beesley became the corporate secretary. Also, in 1996 Mrs. Beesley served as a Director to the company. Prior to joining the Company, Mrs. Beesley worked in the automotive industry as a Systems Administrator, Customer Service Manager and Assistant Sales Manager.

Michael Gannon, 45, is the Information Systems Manager. He is a graduate of Devry Technical Institute. Mr. Gannon has been employed by the Company since January 1995. He has helped develop M.B.A.'s integrated computer system to serve all customer service, claims, data entry, and sales functions for all the different products M.B.A. offers.

Item 11. Executive Compensation

The following table provides the annual and other compensation of the Chief Executive Officer and any other employee who qualifies under Regulation S-K section 229.402 for the years ended October 31, 1999, 2000 and 2001.

                                                               ANNUAL COMPENSATION          LONG-TERM COMPENSATION
                                                           -----------------------------    ----------------------
                                                                                            Restricted     Stock
                                                                                              Stock        Option
                                                                                             (shares)     (shares)
Name of Principal       Position                  Year      Salary     Bonus     Other(1)     awards       awards
- -----------------       --------                  ----     --------   --------   -------      ------       ------
Gaylen M. Brotherson    Chairman of Board         1999     $150,797              $24,672
                        President and             2000       50,000   $100,000    22,115
                        Chief Executive Officer   2001       50,000               21,894

Judy K. Brotherson      Vice-President            1999       50,000
                                                  2000       50,000    100,000     6,551
                                                  2001       50,000

Richard John, Jr. (2)   Vice President - Sales    1999      272,836                           $18,337
                                                  2000   Terminated

(1) Included in Other Annual Compensation are an auto lease paid for Gaylen Brotherson in fiscal 1999, 2000 and 2001, auto insurance for Gaylen Brotherson in fiscal 1999, 2000, and 2001, auto insurance for Judy Brotherson in fiscal 1999, 2000 and 2001, and life insurance premiums for Gaylen Brotherson and Judy Brotherson in years 1999, 2000 and 2001.
(2)  Richard John's employment at the Company ended October of 1999.

Option Grants In Last Fiscal Year

None

Other Incentives and Compensation

The Company does not have a formal stock option plan. Currently, stock options are granted by the Board of Directors. At October 31, 2001, there were only two employees, Gaylen Brotherson and Judy Brotherson, who had stock options. All options are exercisable. Below is a summary of existing options.

                         Number of     Strike     Expiration
      Name                Shares       Price         Date
      ----                ------       ------        ----
Gaylen Brotherson          33,334      $ 2.25       2/15/06
                           25,000        1.20      10/31/08
                            1,667        1.20      10/31/08

Judy Brotherson           100,000        0.94        6/1/08
                           20,000        1.05       9/30/08
                            5,000        1.05      10/31/08

In addition, per the Board of Directors' resolution dated February 15, 1996, Gaylen Brotherson receives an option to purchase 1,667 shares at 80% of the stock's fair market value for each $5,000,000 increase in sales after $25,000,000 on the date the sales goals are reached. Per the Board of Directors' resolution dated June 1, 1998, Judy Brotherson receives an option to purchase 5,000 shares at 70% of the stock's fair market value for each $5,000,000 increase in sales after $25,000,000 on the date the sales goals are reached. These options will expire ten years from the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of October 31, 2001 concerning shares of Common Stock with $.001 par value, the Company's only voting securities. This table includes all beneficial owners who own more than 5% of the outstanding voting securities, each of the Company's directors by each person who is known by the Company to own beneficially more than 5% of the outstanding voting securities of the Company, and by the Company's executive officers and directors as a group.

                      NAME AND ADDRESS        AMOUNT AND NATURE         PERCENT
TITLE OF CLASS      OF BENEFICIAL OWNER      OF BENEFICIAL OWNER        OF CLASS
- --------------      -------------------      -------------------        --------
Common Stock       Gaylen Brotherson            878,615 shares(1)         44.4%
                   9419 E. San Salvador
                   Suite 105
                   Scottsdale, AZ 85258

Common Stock       Judy Brotherson              801,301 shares(1)         40.5%
                   9419 E. San Salvador
                   Suite 105
                   Scottsdale, AZ 85258

Common Stock       CEDE & Co                    234,010 shares            11.8%
                   Box 220
                   Bowling Green Station
                   New York, NY 10274

Common Stock       All Directors and          1,679,916 shares            84.9%
                   Executive Officers as
                   a Group (five people)

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

Item 13. Certain Relationships and Related Transactions

The Company leases its office space from Cactus Partnership. The managing partner of Cactus Partnership is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $248,000, $237,000, and $207,000 for the years ended October 31, 2001, 2000, and 1999, respectively. The Company signed a new lease with the affiliated entity on January 1, 1999. This new lease expires on December 31, 2003.

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

(h) - Audit committee charter (incorporated by reference to Exhibit 10(h) to the Registrant's annual report on Form 10-K filed with the Commission on January 26,
2001).

11. - Statement re computation of per share earnings

21. - Subsidiary of the Company (incorporated by reference to Exhibit 21 to the Registrant's annual report on Form 10-K filed with the Commission on January 26,
2001).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        M.B.A. Holdings, Inc.


Dated: January 25, 2002                 By: /s/ Gaylen Brotherson
                                            ------------------------------------
                                            Gaylen Brotherson
                                            Chairman of the Board and Chief
                                            Executive Officer


Dated: January 25, 2002                 By: /s/ Michael Zimmerman
                                            ------------------------------------
                                            Michael Zimmerman, Acting Chief
                                            Financial Officer