Form 10-K/A
period 2001-10-31
M B A HOLDINGS INC
filed 2002-02-25
CIK 1097273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10-K: None

                            EXPLANATION OF AMENDMENT

This amendment is being filed in order to correct an error which occurred in the electronic formatting of the financial statements. Other assets of $46,170 were incorrectly included in the 2001 column instead of in the 2000 column. The totals originally shown remain unchanged.

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


/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
January 10, 2002

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2001 AND 2000
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

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2001 AND 2000
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

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
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

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

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

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
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

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

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


                                        M.B.A. Holdings, Inc.


Dated: February 19, 2002                By: /s/ Gaylen Brotherson
                                            ------------------------------------
                                            Gaylen Brotherson
                                            Chairman of the Board and Chief
                                            Executive Officer


Dated: February 19, 2002                By: /s/ Michael Zimmerman
                                            ------------------------------------
                                            Michael Zimmerman, Acting Chief
                                            Financial Officer