Form 10-Q
period 2002-01-31
M B A HOLDINGS INC
filed 2002-03-18
CIK 1097273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


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


  Number of Common Stock shares (.001 par value) outstanding at March 1, 2002:
                                   1,980,187


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2002.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

MBA Holdings, Inc
Index

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of January 31, 2002
       and October 31, 2001                                                    2
     Condensed Consolidated Statements of Loss and Comprehensive
       Loss for the three months ended January 31, 2002 and 2001               4
     Condensed Consolidated Statements of Cash Flows for the three
       months ended January 31, 2002 and 2001                                  5
     Notes to Condensed Consolidated Financial Statements                      6

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                               7

Item 3 Quantitative and Qualitative Disclosures about Market Risk              8

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                     9

SIGNATURE                                                                     10

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JANUARY 31, 2002 AND OCTOBER 31, 2001
--------------------------------------------------------------------------------

ASSETS                                              JANUARY 31,     OCTOBER 31,
                                                       2002            2001
                                                   ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                        $  1,064,816    $  1,083,024
  Restricted cash                                       163,229         160,402
  Investments                                           160,647         160,853
  Accounts receivable                                    43,754         146,310
  Prepaid expenses and other assets                      50,308          80,350
  Deferred direct costs                               3,912,979       3,441,998
  Income taxes receivable                               460,130         395,487
  Deferred income tax asset                             267,098         257,839
                                                   ------------    ------------
     Total current assets                             6,122,961       5,726,263
                                                   ------------    ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                    274,407         268,517
  Office equipment and furniture                        140,043         140,043
  Vehicle                                                16,400          16,400
  Leasehold improvements                                 80,182          80,182
                                                   ------------    ------------
     Total property and equipment                       511,032         505,142
  Accumulated depreciation and amortization            (308,633)       (288,199)
                                                   ------------    ------------
     Property and equipment - net                       202,399         216,943

Deferred direct costs                                 3,709,668       3,196,954
Deferred income tax asset                               259,773         282,870
                                                   ------------    ------------

TOTAL                                              $ 10,294,801    $  9,423,030
                                                   ============    ============

                                                                     (CONTINUED)
See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JANUARY 31, 2002 AND OCTOBER 31, 2001
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                          JANUARY 31,     OCTOBER 31,
                                                                 2002            2001
                                                             ------------    ------------
CURRENT LIABILITIES:
  Net premiums payable to insurance companies                $    526,382    $    385,113
  Accounts payable and accrued expenses                           479,382         489,208
  Capital lease obligation - current portion                       11,288          10,888
  Deferred revenues                                             4,468,540       3,979,793
                                                             ------------    ------------
          Total current liabilities                             5,485,592       4,865,002
CAPITAL LEASE OBLIGATION - net of current portion                   5,138           8,077
OTHER LIABILITIES                                                 200,644         225,410
DEFERRED RENT                                                      39,457          42,256
DEFERRED REVENUES                                               4,403,298       3,963,543
                                                             ------------    ------------
          Total liabilities                                    10,134,129       9,104,288
                                                             ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 20,000,000 shares
    authorized; none issued and outstanding
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 2,011,787 (2002 and 2001) shares issued;
    1,980,187 (2002 and 2001) shares outstanding                    2,012           2,012
  Additional paid-in-capital                                      200,851         200,851
  Accumulated other comprehensive loss                             (3,313)         (3,149)
  Retained earnings                                                16,622         174,528
  Less: 31,600 shares of common stock in treasury, at cost        (55,500)        (55,500)
                                                             ------------    ------------
          Total stockholders' equity                              160,672         318,742
                                                             ------------    ------------

TOTAL                                                        $ 10,294,801    $  9,423,030
                                                             ============    ============


See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
  COMPREHENSIVE  LOSS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                            JANUARY 31,
                                                                    ----------------------------
                                                                       2002             2001
                                                                    -----------      -----------
REVENUES:
  Vehicle service contract gross income                             $ 1,652,046      $ 1,687,361
  Net mechanical breakdown insurance income                             125,196          277,181
  MBI administrative service revenue                                     90,506          166,924
                                                                    -----------      -----------
          Total net revenues                                          1,867,748        2,131,466
                                                                    -----------      -----------
OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts               1,557,431        1,609,238
  Salaries and employee benefits                                        322,307          365,617
  Mailings and postage                                                   24,518           30,822
  Rent and lease expense                                                 66,756           90,263
  Professional fees                                                      18,494           23,064
  Telephone                                                              17,710           16,406
  Depreciation and amortization                                          20,434           20,793
  Merchant and bank charges                                               1,406            3,191
  Insurance                                                               7,930           11,058
  Supplies                                                                5,338            4,999
  License and fees                                                        4,390            3,302
  Other operating expenses                                               39,263           30,912
                                                                    -----------      -----------
          Total operating expenses                                    2,085,977        2,209,665
                                                                    -----------      -----------
OPERATING LOSS                                                         (218,229)         (78,199)
                                                                    -----------      -----------
OTHER INCOME (EXPENSE):
  Finance and other fee income                                            6,783            5,081
  Interest income                                                         4,765           16,102
  Interest expense and fees                                                (910)          (2,194)
                                                                    -----------      -----------
          Other income - net                                             10,638           18,989
                                                                    -----------      -----------
LOSS BEFORE INCOME TAXES                                               (207,591)         (59,210)
INCOME TAXES                                                            (49,685)         (23,700)
                                                                    -----------      -----------
NET LOSS                                                            $  (157,906)     $   (35,510)
                                                                    ===========      ===========
BASIC AND DILUTED NET LOSS PER SHARE                                $     (0.08)     $     (0.02)
                                                                    ===========      ===========
AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                     1,980,187        1,980,187
                                                                    ===========      ===========

Net loss                                                            $  (157,906)     $   (35,510)
Other comprehensive (loss) gain net of tax:
  Net unrealized (loss) gain on available-for-sale securities              (164)          10,725
                                                                    -----------      -----------
Comprehensive loss                                                  $  (158,070)     $   (24,785)
                                                                    ===========      ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                      JANUARY 31,
                                                              --------------------------
                                                                  2002           2001
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (157,906)   $   (35,510)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                20,434         20,793
      Unrealized loss on available-for-sale securities               (164)            --
      Deferred income taxes                                        13,838        (23,700)
      Changes in assets and liabilities:
        Restricted cash                                            (2,827)       280,748
        Accounts receivable                                       102,556         80,455
        Prepaid expenses and other assets                          30,042         11,578
        Deferred direct costs                                    (983,695)       166,146
        Net premiums payable to insurance companies               141,269       (400,927)
        Accounts payable and accrued expenses                      (9,826)       (36,695)
        Income taxes receivable                                   (64,643)            --
        Other liabilities                                         (24,766)            --
        Deferred rent                                              (2,799)           179
        Deferred revenues                                         928,502       (238,182)
                                                              -----------    -----------
           Net cash used in operating activities                   (9,985)      (175,115)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (5,890)       (15,227)
  Sale (purchase) of short-term investments                           206        (22,709)
                                                              -----------    -----------
           Net cash used in investing activities                   (5,684)       (37,936)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligation                             (2,539)        (2,201)
                                                              -----------    -----------
           Net cash used in financing activities                   (2,539)        (2,201)
                                                              -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (18,208)      (215,252)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  1,083,024      1,128,281
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 1,064,816    $   913,029
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                               --    $     5,147
                                                              ===========    ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments), in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended January 31, 2002 may not be indicative of the results that may be expected for the year ending October 31, 2002. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2001.

2. NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE that requires dual presentation of BASIC and DILUTED EPS on the face of the statements of loss and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic loss per common share is computed on the weighted average number of shares of common stock outstanding during each period. Loss per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. As the company has a net loss for the three months ended January 31, 2002 and 2001, the average number of outstanding shares for basic and dilutive net loss per share is 1,980,187.

3. OTHER COMPREHENSIVE LOSS

Other comprehensive loss for the three months ended January 31, 2002 resulted from unrealized losses of $164 on available-for-sale investments. At January 31, 2001, there was $10,725 of unrealized gains on available-for-sale investments.

4. INVESTMENTS

All of the Company's investments (U.S. treasury bonds and certificates of deposits) are classified as available-for-sale and are stated at estimated fair value determined by the quoted market price.

5. INCOME TAXES

Provision for income taxes and related income tax receivable in the period ended January 31, 2002 reflect the Company's intent to carry back the current year losses to recover federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect.

6. RELATED PARTY TRANSACTIONS

The Company leases its office space from Cactus Partnership. The managing partner of Cactus Partnership is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $66,756 and $90,263 for the three months ended January 31, 2002 and 2001, respectively. The current lease expires on December 31, 2003.

On February 13, 2002, Gaylen Brotherson, the Chief Executive Officer, loaned the Company $73,398. The loan matures February 12, 2003 and the bears interest at a rate of 6%.

7. TREASURY STOCK

As of January 31, 2002 and 2001, the Company has purchased 31,600 shares of the Company's common stock. These shares were purchased for the purpose of retirement and bonuses to employees. Management will explore additional uses of the stock.

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

The Company has available a $300,000 working capital line of credit which was renewed on February 28, 2002 and expires on February 28, 2003. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of 3.15 % plus the thirty day dealer commercial paper rate, as published in The Wall Street Journal and are collateralized by the Company's investments. There were no borrowings outstanding at January 31, 2002.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2002 AND 2001

NET REVENUES

Net revenues for the fiscal quarter ended January 31, 2002 totaled $1,868,000, a decrease of $264,000 from the comparable 2001 quarter. The decline occurred primarily in the MBI area of the company's business that had been damaged by competition from vehicle manufacturers and others. The Company has worked to develop competitive products for its sales agents and in early January 2002, completed negotiations on a series of new product contracts with a major insurance company. These new contracts products are expected to enable the Company to become a factor in the competitive MBI marketplace and to continue to increase VSC sales.

OPERATING EXPENSES

Operating costs decreased to $2,086,000 in the quarter ended January 31, 2002 down $124,000 from the $2,210,000 expended in the quarter ended January 31, 2001. The decrease is the result of the Company's early recognition of the impact of the competitive pressures from vehicle manufacturers for MBI policies and its prompt action to curtail expenses wherever possible. The Company has had to incur modest additional costs as it prepares advertising and implementation materials for the new product offerings. It is expected that these added costs will also be incurred during the second quarter of 2002.

OTHER INCOME (EXPENSE)

Other income (expense) declined $8,000 in the quarter ended January 31, 2002 to approximately $11,000 from $19,000 earned in the comparable quarter of 2001. The decline is the result of decreased interest earnings as fewer assets were available for investment.

INCOME TAXES

Provision for income taxes of $50,000 was recorded recognizing the Company's intent to carry back the current year losses to recover federal income taxes paid in prior years to the extent that carryback losses were available, partially offset by changes in the temporary differences created by the fluctuation in the deferred revenue and cost balances. Similar provisions for recoverable state income taxes were not recorded, as Arizona law does not allow for loss carryback. The deferred tax assets generated by the state net operating losses have been fully offset by a valuation allowance at January 31, 2002 and October 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF JANUARY 31, 2002 AND OCTOBER 31, 2001

Working capital at January 31, 2002 consisted of current assets of $6,123,000 and current liabilities of $5,486,000, or a current ratio of 1.12 : 1. At October 31, 2001 the working capital ratio was 1.18 : 1 with current assets of $5,726,000 and current liabilities of $4,865,000. Cash, cash equivalents and restricted cash decreased $15,000 primarily as a result of payments of expenses in excess of revenues collected. Accounts receivable decreased $103,000 as a result of the general decline in business activity during the quarter.

Deferred Revenues and Deferred Direct Costs increased $929,000 and $984,000 respectively from balances at October 31, 2001. Deferred revenues consist of VSC gross sales and estimated administrative service fees related to MBI policies. Deferred direct costs are costs that are directly related to the sale of VSCs. Both revenues and costs are deferred and amortized over the periods of the policy term. The increase is primarily due to the increase in the numbers of VSCs being sold compared to those sales in prior years. It is expected that these amounts will continue to increase as the Company's business continues to emphasize VSC sales.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of January 31, 2002, the amount owed to insurance companies increased $141,000 over the balance at October 31, 2001. The change is due to the timing of payments remitted to the insurance companies and increased advances from the insurance companies.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company does not underwrite its own policies, a change in the current rates of inflation is not expected to have a material effect on the Company. However, the precise effect of inflation on operations cannot be determined.

Under the terms of the Company's VSC contracts that are reinsured with highly rated insurance companies such as American Bankers Insurance Group, Kemper Cost Management and Heritage RRG, the Company is primarily responsible for liability under these contracts. In the unlikely event that the third party reinsuring companies were unable to meet their contractual commitments to the Company, the Company itself would be required to perform under the contracts. Such an event could have a material adverse effect on the Company's operations.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 OTHER INFORMATION

     None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. MBA Holdings, Inc.


By: /s/ Gaylen Brotherson                   Dated: March 14, 2002
----------------------------------
Gaylen Brotherson
Chairman of the Board and Chief
Executive Officer

By: /s/ Dennis M. O'Connor                  Dated: March 14, 2002
----------------------------------
Dennis M. O'Connor
Chief Financial Officer