Form 10-Q
period 2002-04-30
M B A HOLDINGS INC
filed 2002-06-14
CIK 1097273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2002.


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


                 Number of Common Stock shares (.001 par value)
                     outstanding at June 1, 2002: 1,980,187


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

MBA Holdings, Inc
Index

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2002
  (Unaudited) and October 31, 2001 .........................................   3

Condensed Consolidated Statements of Loss and Comprehensive Loss
  for the three and six months ended April 30, 2002 and 2001
  (Unaudited) ..............................................................   5

Condensed Consolidated Statements of Cash Flows for the six months
  ended April 30, 2002 and 2001 (Unaudited) ................................   6

Notes to Condensed Consolidated Financial Statements (Unaudited) ...........   7

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations ...........................................   8

Item 3 Quantitative and Qualitative Disclosures about Market Risk ..........  11

PART II - OTHER INFORMATION

Item 1 Legal Proceedings ...................................................  11

SIGNATURES .................................................................  12

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2002 (UNAUDITED) AND OCTOBER 31, 2001
--------------------------------------------------------------------------------

ASSETS                                             APRIL 30,        OCTOBER 31,
                                                     2002              2001
                                                 ------------      ------------
                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $  1,234,199      $  1,083,024
  Restricted cash                                      62,236           160,402
  Investments (Note 4)                                159,869           160,853
  Accounts receivable, net of allowance for
    doubtful accounts of $0 (2002 and 2001)           521,932           146,310
  Prepaid expenses and other assets                    53,412            80,350
  Deferred direct costs                             4,069,825         3,441,998
  Income tax  receivable                              133,997           395,487
  Deferred  income tax asset                          274,439           257,839
                                                 ------------      ------------
           Total current assets                     6,509,909         5,726,263
                                                 ------------      ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                  283,322           268,517
  Office equipment and furniture                      140,042           140,043
  Vehicle                                              16,400            16,400
  Leasehold improvements                               80,182            80,182
                                                 ------------      ------------
           Total property and equipment               519,946           505,142
  Accumulated depreciation and amortization          (329,359)         (288,199)
                                                 ------------      ------------
           Property and equipment - net               190,587           216,943
                                                 ------------      ------------

Deferred direct costs                               3,981,089         3,196,954
Deferred income tax asset                             286,375           282,870
                                                 ------------      ------------

TOTAL                                            $ 10,967,960      $  9,423,030
                                                 ============      ============

See notes to condensed consolidated financial statements.            (Continued)

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2002 (UNAUDITED) AND OCTOBER 31, 2001
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                          APRIL 30,         OCTOBER 31,
                                                                 2002              2001
                                                             ------------      ------------
                                                             (Unaudited)
CURRENT LIABILITIES:
  Net premiums payable to insurance companies                $    846,676      $    385,113
  Accounts payable and accrued expenses                           499,934           489,208
  Note payable - officer (Note 6)                                  73,398                --
  Capital lease obligation - current portion                       11,693            10,888
  Deferred revenues                                             4,643,082         3,979,793
                                                             ------------      ------------
           Total current liabilities                            6,074,783         4,865,002
                                                             ------------      ------------

Capital lease obligation - net of current portion                   2,092             8,077
Other liabilities                                                 156,317           225,410
Deferred rent                                                      36,660            42,256
Deferred revenues                                               4,739,193         3,963,543
                                                             ------------      ------------
           Total liabilities                                   11,009,045         9,104,288
                                                             ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 6)
(ACCUMULATED DEFICIT) SHAREHOLDERS EQUITY:
  Preferred stock, $.001 par value; 20,000,000 shares
    authorized; none issued and outstanding
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 2,011,787 (2002 and 2001) shares issued;
    1,980,187 (2002 and 2001) shares outstanding                    2,012             2,012
  Additional paid-in-capital                                      200,851           200,851
  Accumulated other comprehensive loss                             (2,578)           (3,149)
  (Accumulated deficit) retained earnings                        (185,870)          174,528
Less: 31,600 shares of common stock in treasury, at cost          (55,500)          (55,500)
                                                             ------------      ------------
        Total (accumulated deficit) stockholders' equity          (41,085)          318,742
                                                             ------------      ------------

TOTAL                                                        $ 10,967,960      $  9,423,030
                                                             ============      ============

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (UNAUDITED) THREE AND SIX MONTHS ENDED APRIL 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED APRIL 30,       SIX MONTHS ENDED APRIL 30,
                                                                   ----------------------------      ----------------------------
                                                                      2002             2001             2002             2001
                                                                   -----------      -----------      -----------      -----------
NET REVENUES:
  Vehicle service contract gross income                            $ 1,336,027      $ 2,054,745      $ 2,988,072      $ 3,742,106
  Net mechanical breakdown insurance income                            (10,228)         134,772          114,968          411,953
  MBI administrative service revenue                                    87,001          159,981          177,507          326,905
                                                                   -----------      -----------      -----------      -----------
Total Net Revenues                                                   1,412,800        2,349,498        3,280,547        4,480,964
                                                                   -----------      -----------      -----------      -----------

OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts              1,300,266        1,947,326        2,857,697        3,556,564
  Salaries and employee benefits                                       282,719          333,813          605,026          699,430
  Mailings and postage                                                  14,737           39,226           39,255           70,048
  Rent and lease expense                                                66,312           77,447          133,068          167,710
  Professional fees                                                     21,427           20,334           39,921           43,398
  Telephone                                                             19,561           25,801           37,270           42,207
  Depreciation and amortization                                         20,726           18,033           41,160           38,826
  Merchant and bank charges                                              2,375            4,023            3,782            7,214
  Insurance                                                              9,714            5,428           17,644           16,486
  Supplies                                                               2,386            5,975            7,724           10,974
  License and fees                                                       6,951            9,067           11,341           12,369
  Other operating expenses                                               8,956           55,371           48,219           86,283
                                                                   -----------      -----------      -----------      -----------
           Total operating expenses                                  1,756,130        2,541,844        3,842,107        4,751,509
                                                                   -----------      -----------      -----------      -----------
OPERATING LOSS                                                        (343,330)        (192,346)        (561,560)        (270,545)

  Finance fee income                                                     6,315            5,206           13,098           10,287
  Interest income                                                        3,411           12,774            8,171           28,876
  Interest expense                                                      (1,858)          (5,762)          (2,762)          (7,956)
  Other income                                                          20,916                            20,916
  Realized gains on investments                                                          20,938                            20,938
                                                                   -----------      -----------      -----------      -----------
        Total other income                                              28,784           33,156           39,423           52,145
                                                                   -----------      -----------      -----------      -----------
LOSS BEFORE INCOME TAXES                                              (314,546)        (159,190)        (522,137)        (218,400)
INCOME TAXES                                                          (111,755)         (59,829)        (161,740)         (83,529)
                                                                   -----------      -----------      -----------      -----------
NET LOSS                                                           $  (202,791)     $   (99,361)     $  (360,397)     $  (134,871)
                                                                   ===========      ===========      ===========      ===========

BASIC NET LOSS PER SHARE                                           $     (0.10)     $     (0.05)     $     (0.18)     $     (0.07)
                                                                   ===========      ===========      ===========      ===========
DILUTED NET LOSS PER SHARE                                         $     (0.10)     $     (0.05)     $     (0.18)     $     (0.07)
                                                                   ===========      ===========      ===========      ===========

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC                                                1,980,187        1,980,187        1,980,187        1,980,187
                                                                   ===========      ===========      ===========      ===========
AVERAGE NUMBER OF COMMON AND
  DILUTIVE SHARES OUTSTANDING                                        1,980,187        1,980,187        1,980,187        1,980,187
                                                                   ===========      ===========      ===========      ===========

Net loss                                                           $  (202,791)     $   (99,361)     $  (360,397)     $  (134,871)

Other comprehensive loss net of tax:
   Net unrealized gain (loss) on available-for-sale securities             735          (33,302)             571          (22,577)
                                                                   -----------      -----------      -----------      -----------

Comprehensive loss                                                 $  (202,056)     $  (132,663)     $  (359,826)     $  (157,448)
                                                                   ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED APRIL 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                           APRIL 30,
                                                                  ----------------------------
                                                                     2002             2001
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $  (360,397)     $  (134,871)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                                    41,159           38,826
      Unrealized gain (loss) on available-for-sale securities             571          (22,577)
      Gain on sale of fixed assets                                    (12,000)              --
      Deferred income taxes                                           (20,104)           9,885
      Changes in assets and liabilities:
        Restricted cash                                                98,166          226,863
        Accounts receivable                                          (375,622)          93,676
        Prepaid expenses and other assets                              26,938           20,967
        Deferred direct costs                                      (1,411,962)        (225,663)
        Net premiums payable to insurance companies                   461,563         (104,554)
        Accounts payable and accrued expenses                         (58,367)          26,529
        Income tax receivable                                         261,490          (32,689)
        Deferred rent                                                  (5,596)             358
        Deferred revenues                                           1,438,939          116,332
                                                                  -----------      -----------
           Net cash provided by operating activities                   84,778           13,082
                                                                  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                      12,000               --
  Purchase of property and equipment                                  (14,805)         (16,602)
  Sale of short-term investments, net                                     984           72,188
                                                                  -----------      -----------
          Net cash (used in) provided by investing activities          (1,821)          55,586
                                                                  -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of note payable - officer                                   73,398               --
  Payments on capital lease obligation                                 (5,180)          (4,376)
                                                                  -----------      -----------
          Net cash provided by (used in) financing activities          68,218           (4,376)
                                                                  -----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             151,175           64,292
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        1,083,024        1,128,281
                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,234,199      $ 1,192,573
                                                                  ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                          $     2,063      $     8,414
                                                                  ===========      ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED APRIL 30, 2002 AND 2001
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments), in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three months and six months ended April 30, 2002 may not be indicative of the results that may be expected for the year ending October 31, 2002. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Form 10K for the year ended October 31, 2001.

2. NET LOSS PER SHARE

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE which requires dual presentation of BASIC and DILUTED EPS on the face of the statements of loss and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic loss per common share is computed on the weighted average number of shares of common stock outstanding during each period. Loss per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. As the company has a net loss for the three and six months ended April 30, 2002 and 2001, the average number of outstanding shares for basic and dilutive net loss per share is 1,980,187.

3. OTHER COMPREHENSIVE LOSS

Other comprehensive loss for the three and six months ended April 30, 2002 declined as a result of unrealized gains of $735 and $571, respectively, on available-for-sale investments. During the three and six months ended April 30, 2001, there were $33,302 and $22,577 of unrealized losses, respectively, on available-for-sale investments.

4. INVESTMENTS

All of the Company's investments (U.S. treasury bonds, certificates of deposits and mutual funds) are classified as available-for-sale and are stated at estimated fair value determined by the quoted market price.

5. INCOME TAXES

Provision for income taxes and related income tax receivable in the period ended April 30, 2002 reflect the Company's intent to carry back the current year losses to recover federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect.

6. RELATED PARTY TRANSACTIONS

The Company leases its office space from Cactus Partnership. The managing partner of Cactus Partnership is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $66,312 and $77,447 for the three months ended April 30, 2002 and 2001, respectively, and was $133,068 and $167,710 for the six months ended April 30, 2002 and 2001, respectively. The current lease expires on December 31, 2003.

On February 13, 2002, Gaylen Brotherson, the Chief Executive Officer, loaned the Company $73,398. The loan matures February 12, 2003 and the bears interest at a rate of 6%.

7. TREASURY STOCK

As of April 30, 2002 and 2001, the Company has purchased 31,600 shares of the Company's common stock. These shares were purchased for the purpose of retirement and bonuses to employees. Additional uses of the stock are being explored by management.

8. COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the sale of insurance. On the basis of information presently available, management does not believe the settlement of any such claims or lawsuits will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

The Company has available a $300,000 working capital line of credit which was renewed on February 28, 2002 and expires on February 28, 2003. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of 3.15% plus the thirty day dealer commercial paper rate, as published in The Wall Street Journal and are collateralized by the Company's investments. There were no borrowings on the line of credit outstanding at April 30, 2002.

9. NEW ACCOUNTING PRONOUNCEMENT

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and amends Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS -- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. The new rules apply to the classification and impairment analysis conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company will adopt the standard beginning November 1, 2002 and has not yet determined the financial statement impact that may result from the adoption of this Statement.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2002 AND 2001

NET REVENUES

Net revenues for the quarter ended April 30, 2002 totaled approximately $1,413,000; a decrease of $936,000 from net revenues of $2,349,000 for the quarter ended April 30, 2001. The decrease in revenues is due to both a decrease in Vehicle Service Contracts ("VSC") revenues and a decrease in net Mechanical Breakdown Insurance ("MBI") income. VSC's are contracts where the Company is the original contract obligor and reinsures its risk under the contracts with associated insurance companies. MBI's are a policies sold by the Company acting as agent for the insurance company that accepts the risk of loss directly for its own account or shares the risk with third parties. The decrease in VSC revenues is largely due to an increase in the length of the contracts being sold, which has resulted in a decline in these revenues. In this very competitive marketplace, the dealerships have found that they have had difficulty matching the zero or low interest rate programs that were offered as sales incentives by vehicle manufacturers. The decrease in MBI income is due to a loss of market share by the Company's associated credit unions because of increased competition for vehicle loans and due to the elimination of the very successful direct mail program. This latter program was terminated in response to changes in federal privacy legislation. The Company is working to offset these volume losses through the launching of its Virtual Private Network system. This system will enable financial institutions, dealerships and others to obtain contract or policy quotations directly using their computer systems and the Internet thus enhancing their ability to service their customers. Its' initial experience with the system leads the Company to believe that this sales tool will be very successful in the future and may even replace the direct mail program results.

OPERATING LOSS

Operating loss increased by $151,000 to a loss of $343,000 in the quarter ended April 30, 2002, from a loss of $192,000 experienced in the quarter ended April 30, 2001. The increased loss is largely the result of the revenue declines discussed above offset, in part, by reductions in administrative expenses that the Company has been able to initiate. The areas operating expenses impacted by cost reduction programs have included salaries and employee benefits, mailings and postage and other operating expenses. The Company has eliminated all non-essential purchasing as a part of its ongoing effort to control expenses.

OTHER INCOME

Total other income decreased by $4,000 from $33,000 for the quarter ended April 30, 2001 to $29,000 for the quarter ended April 30, 2002. The decrease in interest income was due to a decrease in market interest rates for short-term investments. Interest expense declined marginally due to decreases in both obligation balances and market interest rates. Additionally, the Company recorded a gain on the sale of fully depreciated equipment of $12,000 in the period ended April 30, 2002 as well as receiving minor amounts of royalty and other miscellaneous income. In the comparable period, the Company had no such other income but did realize gains of $21,000 on the sale of available-for-sale investments.

INCOME TAXES

An income tax benefit of $111,755 was recorded in the three month period ended April 30, 2002 recognizing the Company's intent to carry back the current year losses to recover federal income taxes paid in prior years to the extent that carry back losses were available, partially offset by changes in the temporary differences created by the fluctuation in the deferred revenue and cost balances. Similar provisions for recoverable state income taxes were not recorded, as Arizona law does not allow for loss carry back. The deferred tax assets generated by the state net operating losses have been fully offset by a valuation allowance at April 30, 2002 and October 31, 2001.

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001

NET REVENUES

Net revenues for the six months ended April 30, 2002 totaled approximately $3,281,000; a decrease of $1,200,000 from net revenues of $4,481,000 for the six months ended April 30, 2001. The decrease in revenues is due to the decreased VSC and MBI revenues resulting from increased competition and from the gradual replacement of the direct mail program with the Virtual Private Network system.

OPERATING LOSS

Operating loss increased by $291,000 to an operating loss of $562,000 for the six months ended April 30, 2002, from an operating loss of $271,000 for the six months ended April 30, 2001. The increased loss is the result of a decrease in VSC and MBI revenues during the six months ended April 30, 2002 compared to the six months ended April 30, 2001. The Company has continued its cost reduction efforts in order to partially offset the effects of these revenue declines.

OTHER INCOME

Total other income decreased by $13,000 from $52,000 for the six months ended April 30, 2001 to $39,000 for the six months ended April 30, 2002. The decrease is primarily due to a decrease in interest income due to lower market interest rates. The equipment sale, the royalties and the realized losses discussed above also effected the six month periods ended April 30, 2002 and 2001. This is offset, in part, by a $3,000 increase in finance fee income.

INCOME TAXES

An income tax benefit of $161,740 was recorded in the six month period ended April 30, 2002 recognizing the Company's intent to carry back the current year losses to recover federal income taxes paid in prior years to the extent that carry back losses were available, partially offset by changes in the temporary differences created by the fluctuation in the deferred revenue and cost balances. Similar provisions for recoverable state income taxes were not recorded, as Arizona law does not allow for loss carry back. The deferred tax assets generated by the state net operating losses have been fully offset by a valuation allowance at April 30, 2002 and October 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF APRIL 30, 2002 AND OCTOBER 31, 2001

Working capital at April 30, 2002 consisted of current assets of $6,510,000 and current liabilities of $6,075,000, or a current ratio of 1.07:1. At October 31, 2001, the current ratio was 1.18:1 with current assets of $5,726,000 and current liabilities of $4,865,000.

As of April 30, 2002, the Company's cash position increased to $1,296,000 from $1,243,000 at October 31, 2001. Of the $1,296,000, $62,000 is classified as restricted cash; there was $160,000 of restricted cash at October 31, 2001. The largest component of the restricted cash represented claims payment advances provided by insurance companies that enables the Company to make claims payments on behalf of the insurance companies. The increase in cash is due to the receipt from the federal government of the income tax receivable offset by a reduction in restricted cash.

Deferred Revenues and Deferred Direct Costs increased $1,439,000 and $1,412,000, respectively, from balances at October 31, 2001. Deferred revenues consist of VSC gross sales and estimated administrative service fees related to MBI policies. Deferred direct costs are costs that are directly related to the sale of VSCs. Both revenues and costs are deferred and amortized over the periods of the policy term. The increase is primarily due to the increase in the numbers of VSCs being sold compared to those sales in prior years. It is expected that these amounts will continue to increase as the Company's business continues to emphasize VSC sales.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of April 30, 2002, the amount owed to the insurance companies increased to $847,000 from $385,000 at October 31, 2001. The change is due to the timing of payments remitted to the insurance companies.

The Company borrowed approximately $73,000 from its Chief Executive Officer in February 2002 in order to meet short-term cash requirements. The note for this borrowing is due in twelve months and bears interest at 6%. The Company also has a working capital line of credit from Merrill Lynch. The working capital line of credit is occasionally used to make claims payments if there is a timing difference between when the Company must pay for the claims and when the funds expended are reimbursed by the insurance companies. The Company's ability to fund its operations over the short-term is not hindered by lack of more extensive short-term financing. The Company uses premiums received to pay agent commissions and to fund operations and claims payment advances provided by insurance companies to administer and pay claims. The Company believes its current working capital plus future anticipated cash flows from operations will be sufficient to meet cash requirements for the foreseeable future.

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

The Company's note payable has a fixed interest rate and the Company does not have any other outstanding debt or long-term receivables. Therefore, it is not subject to significant interest rate risk.

Due to increased competition, the Company has seen a substantial loss in MBI market share and a decline in the revenues received from VSC sales. The Company has developed the Virtual Private Network system in an attempt to bolster its competitive position. This system will enable financial institutions, dealerships and others to obtain contract or policy quotations directly using their computer systems and the Internet thus enhancing their ability to service their customers. The initial experience with the system leads the Company to believe that this sales tool will be very successful in the future and may even replace the direct mail program results. The future effect of this increased competition may have an adverse effect on future earnings.

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

MBA Holdings, Inc.

By: /s/ Gaylen Brotherson                    Dated: June 14, 2002
    -------------------------------                 ----------------------------
    Gaylen Brotherson
    Chairman of the Board and
    Chief Executive Officer


By: /s/ Dennis M. O'Connor                   Dated: June 14, 2002
    -------------------------------                 ----------------------------
    Dennis M. O'Connor,
    Chief Financial Officer