Form 10-Q
period 2002-07-31
M B A HOLDINGS INC
filed 2002-09-16
CIK 1097273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended July 31, 2002.


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


Number of Common Stock shares (.001 par value) outstanding at September 1, 2002: 1,980,187

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                               MBA HOLDINGS, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets as of July 31, 2002
       (Unaudited) and October 31, 2001                                        3

     Condensed Consolidated Statements of (Loss) Income and
       Comprehensive (Loss) Income for the three and nine months
       ended July 31, 2002 and 2001 (Unaudited)                                5

     Condensed Consolidated Statements of Cash Flows for the
       nine months ended July 31, 2002 and 2001 (Unaudited)                    6

     Notes to Condensed Consolidated Financial Statements (Unaudited)          7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Quantitative and Qualitative Disclosures about Market Risk            14

Item 4. Controls and Procedures                                               14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     15

SIGNATURES

                      M.B.A. HOLDINGS, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 JULY 31, 2002 (UNAUDITED) AND OCTOBER 31, 2001

                                                     JULY 31,       OCTOBER 31,
                                                       2002            2001
                                                   ------------    ------------
                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $    927,226    $  1,083,024
  Restricted cash                                       175,227         160,402
  Investments (Note 5)                                  155,986         160,853
  Accounts receivable, net of allowance for
    doubtful accounts of $0 (2002 and 2001)             300,907         146,310
  Prepaid expenses and other assets                      52,122          80,350
  Deferred direct costs                               4,106,684       3,441,998
  Income tax  receivable                                250,850         395,487
  Deferred  income tax asset                            269,178         257,839
                                                   ------------    ------------
      Total current assets                            6,238,180       5,726,263
                                                   ------------    ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                    285,050         268,517
  Office equipment and furniture                        140,259         140,043
  Vehicle                                                16,400          16,400
  Leasehold  improvements                                80,182          80,182
                                                   ------------    ------------
      Total property and equipment                      521,891         505,142
  Accumulated depreciation and amortization            (349,336)       (288,199)
                                                   ------------    ------------
      Property and equipment - net                      172,555         216,943
                                                   ------------    ------------
Deferred direct costs                                 4,257,117       3,196,954
Deferred income tax asset                               282,185         282,870
                                                   ------------    ------------
TOTAL                                              $ 10,950,037    $  9,423,030
                                                   ============    ============

See notes to condensed consolidated financial statements.            (Continued)

                      M.B.A. HOLDINGS, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
           JULY 31, 2002 (UNAUDITED) AND OCTOBER 31, 2001 (Continued)

                                                                        JULY 31,       OCTOBER 31,
                                                                          2002            2001
                                                                      ------------    ------------
                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Net premiums payable to insurance companies                         $    783,054    $    385,113
  Accounts payable and accrued expenses                                    568,230         489,208
  Note payable - officer (Note 7)                                           73,398              --
  Capital lease obligation - current portion                                11,047          10,888
  Deferred revenues                                                      4,673,141       3,979,793
                                                                      ------------    ------------
      Total current liabilities                                          6,108,870       4,865,002
Capital lease obligation - net of current portion                               --           8,077
Other liabilities                                                           75,416         225,410
Deferred rent                                                               33,862          42,256
Deferred revenues                                                        4,998,373       3,963,543
                                                                      ------------    ------------
      Total liabilities                                                 11,216,521       9,104,288
                                                                      ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' (DEFICIT) EQUITY:
  Preferred stock, $.001 par value; 20,000,000 shares
    authorized; none issued and outstanding
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 2,011,787 (2002 and 2001) shares issued;
    1,980,187 (2002 and 2001) shares outstanding                             2,012           2,012
  Additional paid-in-capital                                               200,851         200,851
  Accumulated other comprehensive loss                                      (9,234)         (3,149)
  (Accumulated deficit) retained earnings                                 (404,613)        174,528
  Less: 31,600 shares of common stock in treasury, at cost (Note 8)        (55,500)        (55,500)
                                                                      ------------    ------------
      Total shareholders' (deficit) equity                                (266,484)        318,742
                                                                      ------------    ------------
TOTAL                                                                 $ 10,950,037    $  9,423,030
                                                                      ============    ============

See notes to condensed consolidated financial statements.

                      M.B.A. HOLDINGS, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND
                    COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
               THREE AND NINE MONTHS ENDED JULY 31, 2002 AND 2001

                                                           THREE MONTHS ENDED JULY 31,     NINE MONTHS ENDED JULY 31,
                                                          ----------------------------    ----------------------------
                                                              2002            2001            2002            2001
                                                          ------------    ------------    ------------    ------------
NET REVENUES:
  Vehicle service contract gross income                   $  1,240,574    $ 10,464,155    $  4,228,647    $ 14,206,261
  Net mechanical breakdown insurance income                     40,014          97,420         154,982         509,373
  MBI administrative service revenue                            99,688         252,192         277,195         579,097
                                                          ------------    ------------    ------------    ------------
Total Net Revenues                                           1,380,276      10,813,767       4,660,824      15,294,731
                                                          ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts      1,170,496       9,965,701       4,028,192      13,522,265
  Salaries and employee benefits                               290,524         354,909         895,550       1,054,339
  Mailings and postage                                          12,879           8,382          52,134          78,430
  Rent and lease expense                                        66,969          71,252         200,037         238,962
  Professional fees                                             26,457          22,563          66,378          65,961
  Telephone                                                     34,893          20,458          72,163          62,665
  Depreciation and amortization                                 19,977          20,176          61,136          59,002
  Merchant and bank charges                                      3,357          12,239           7,139          19,453
  Insurance                                                      7,345           8,389          24,989          24,875
  Supplies                                                       2,469          10,321          10,193          21,295
  License and fees                                               5,050           7,909          16,391          20,278
  Other operating expenses                                      87,338          27,574         135,559         113,857
                                                          ------------    ------------    ------------    ------------
      Total operating expenses                               1,727,754      10,529,873       5,569,861      15,281,382
                                                          ------------    ------------    ------------    ------------
OPERATING LOSS                                                (347,478)        283,894        (909,037)         13,349
  Finance fee income                                             7,077           5,065          20,175          15,352
  Interest income                                                3,127          11,207          11,302          40,083
  Interest expense                                              (3,075)         (1,331)         (5,836)         (9,745)
  Other income                                                  10,501             581          31,410           1,039
  Realized (losses) gains on investments                            --          (5,309)             --          15,629
                                                          ------------    ------------    ------------    ------------
      Total other income                                        17,630          10,213          57,051          62,358
                                                          ------------    ------------    ------------    ------------
(LOSS) INCOME BEFORE INCOME TAXES                             (329,848)        294,107        (851,986)         75,707
INCOME TAX (BENEFIT) EXPENSE                                  (111,105)        120,671        (272,845)         37,144
                                                          ------------    ------------    ------------    ------------
NET (LOSS) INCOME                                         $   (218,743)   $    173,436    $   (579,141)   $     38,563
                                                          ============    ============    ============    ============
BASIC NET (LOSS) INCOME PER SHARE                         $      (0.11)   $       0.09    $      (0.29)   $       0.02
                                                          ============    ============    ============    ============
DILUTED NET (LOSS) INCOME PER SHARE                       $      (0.11)   $       0.08    $      (0.29)   $       0.02
                                                          ============    ============    ============    ============
AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC                                        1,980,187       1,980,187       1,980,187       1,980,187
                                                          ============    ============    ============    ============
AVERAGE NUMBER OF COMMON AND
  DILUTIVE SHARES OUTSTANDING                                1,980,187       2,104,588       1,980,187       2,075,008
                                                          ============    ============    ============    ============
Net (loss) income                                         $   (218,743)   $    173,436    $   (579,141)   $     38,563

Other comprehensive loss net of tax:
  Net unrealized loss on available-for-sale securities          (6,656)         (3,813)         (6,085)        (26,390)
                                                          ------------    ------------    ------------    ------------
Comprehensive (loss) income                               $   (225,399)   $    169,623    $   (585,226)   $     12,173
                                                          ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                      M.B.A. HOLDINGS, INC. AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    NINE MONTHS ENDED JULY 31, 2002 AND 2001

                                                                             JULY 31,
                                                                   --------------------------
                                                                       2002           2001
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                $  (579,141)   $    38,563
  Adjustments to reconcile net (loss) income to net cash
    (used in) operating activities:
      Depreciation and amortization                                     61,136         59,002
      Unrealized (loss) gain on available for sale securities           (6,085)        26,390
      Gain on sale of equipment                                        (22,501)        (5,510)
      Deferred income taxes                                            (10,654)       345,515
      Changes in assets and liabilities:
        Restricted cash                                                (14,825)       143,585
        Accounts receivable                                           (154,597)       299,956
        Prepaid expenses and other assets                               28,228         67,082
        Deferred direct costs                                       (1,724,849)     7,779,280
        Net premiums payable to insurance companies                    397,941         58,886
        Accounts payable, accrued expenses and other liabilities       (70,972)       (15,411)
        Income tax receivable                                          144,637       (227,375)
        Deferred rent                                                   (8,394)           538
        Unclaimed property                                                                959
        Deferred revenues                                            1,728,178     (8,693,461)
                                                                   -----------    -----------
           Net cash used in operating activities                      (231,898)      (122,001)
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (16,748)       (40,860)
   Proceeds from sale of equipment                                      22,501         24,000
   Sale of marketable securities, net                                    4,867         45,210
                                                                   -----------    -----------
          Net cash provided by investing activities                     10,620         28,350
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Drawings on line of credit                                          378,020
   Repayments of line of credit drawings                              (378,020)
   Proceeds of note payable - officer                                   73,398
   Payments on capital lease obligation                                 (7,918)        (6,749)
                                                                   -----------    -----------
          Net cash provided by (used in) financing activities           65,480         (6,749)
                                                                   -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (155,798)      (100,400)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         1,083,024      1,128,281
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   927,226    $ 1,027,881
                                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                           $     3,797    $     9,745
                                                                   ===========    ===========
  Cash received from income tax refunds                            $   407,296    $    66,700
                                                                   ===========    ===========

See notes to condensed consolidated financial statements.

                      M.B.A. HOLDINGS, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    NINE MONTHS ENDED JULY 31, 2002 AND 2001


1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments), in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three months and nine months ended July 31, 2002 may not be indicative of the results that may be expected for the year ending October 31, 2002. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Form 10K for the year ended October 31, 2001.

2. TERMINATION OF CONTRACTS

Two of the Company's underwriters transferred the administration of the contracts and policies sold and administered by M.B.A. to a third party. If the Company had retained administrative authority over those policies and contracts, the deferred amounts would have been recognized in income over the next six years. Since M.B.A. is no longer the administrator of the contracts and policies, all of the revenue and direct acquisition costs associated with them was recognized except for the revenue and direct acquisition costs relating to future cancellations, as discussed below. An additional $8,488,000 of deferred Vehicle Service Contracts ("VSC") revenue, $8,089,000 of deferred direct acquisition costs and $345,000 of deferred administrative service fee revenue related to these contracts and policies was recognized as income and operating expenses in the third quarter of 2001.

The Company continues to perform certain administrative duties relating to the calculation and administration of policy and contract cancellations. The remaining balance in deferred revenue and deferred direct acquisition costs relating to these underwriters to offset against future cancellation administration equals $1,537,000 of deferred revenue and $1,455,000 of deferred direct acquisition cost. The Company will recognize this revenue and expense over the remaining life of the policy or contract. If the policy or contract is cancelled, then the company will recognize the remaining portion of the unearned revenue and direct acquisition cost in the month the policy or contract is cancelled.

The Company also wrote off a receivable from the underwriters for deferred administrative costs. When a policy or contract is sold, the Company would remit a portion of their commission to the underwriter for administrative services. As the policies and contracts expire, the underwriters would return the commission submitted. Under the administrative release agreements, the Company agreed to forfeit all of the deferred administrative costs remitted to the underwriters. The total amount written off equals $254,000. The net effect of the above adjustments was to increase net operating income by $490,000 for the quarter ended July 31, 2001.

3. NET (LOSS) INCOME PER SHARE

Net (loss) income per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE ("EPS") which requires dual presentation of BASIC and DILUTED EPS on the face of the statements of (loss) income and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic (loss) income per common share is computed using the weighted average number of shares of common stock outstanding during each period. (Loss) income per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. As the company has a net loss for the three and nine months ended July 31, 2002, the average number of outstanding shares for basic and dilutive net loss per share is 1,980,187. Below is the reconciliation required by SFAS No. 128.

NUMBER OF SHARES USED IN COMPUTING (LOSS) INCOME PER SHARE

                                            THREE MONTHS
                                               ENDED
                                              JULY 31,
                                      ------------------------
                                         2002          2001
                                      ----------    ----------
Average number of common
  shares outstanding - Basic           1,980,187     1,980,187

Dilutive shares from common
  stock options calculated using
  the treasury stock method                   --       124,401
                                      ----------    ----------
Average number of common and
  dilutive shares outstanding          1,980,187     2,104,588
                                      ==========    ==========

                                            NINE MONTHS
                                               ENDED
                                              JULY 31,
                                      ------------------------
                                         2002          2001
                                      ----------    ----------
Average number of common
  shares outstanding - Basic           1,980,187     1,980,187

Dilutive shares from common
  stock options calculated using
  the treasury stock method                   --        94,821
                                      ----------    ----------
Average number of common and
  dilutive shares outstanding          1,980,187     2,075,008
                                      ==========    ==========

4. OTHER COMPREHENSIVE LOSS

Other comprehensive loss for the three and nine months ended July 31, 2002 increased in both periods as a result of unrealized losses of $6,656 and $6,085, respectively, on available-for-sale securities. During the three and nine months ended July 31, 2001, there were $3,813 and $26,390 of unrealized losses, respectively, on available-for-sale securities.

5. INVESTMENTS

All of the Company's investments (U.S. treasury bonds, certificates of deposits, stocks and mutual funds) are classified as available-for-sale and are stated at estimated fair value determined by the quoted market price.

6. INCOME TAXES

Provision for recoverable income taxes and related income tax receivable in the period ended July 31, 2002 reflect the Company's intent to carry back the current year losses to recover federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided because Arizona law does not provide for the carry back of losses.

Deferred income tax is recorded based on differences between the financial statement and tax basis of assets and liabilities using income tax rates currently in effect. The deferred tax assets generated by the state net operating losses have been fully offset by a valuation allowance at July 31, 2002 and October 31, 2001.

7. RELATED PARTY TRANSACTIONS

The Company leases its office space from Cactus Partnership. The managing partner of Cactus Partnership is Gaylen Brotherson, the Chief Executive Officer of M.B.A. Holdings, Inc. and Subsidiary. Rent expense for this office space was $63,432 and $64,057 for the three months ended July 31, 2002 and 2001, respectively, and was $188,193 and $207,658 for the nine months ended July 31, 2002 and 2001, respectively. The current lease expires on December 31, 2003.

On February 13, 2002, Gaylen Brotherson loaned the Company $73,398. The loan matures February 12, 2003 and the bears interest at a rate of 6%.

8. TREASURY STOCK

As of July 31, 2002 and 2001, the Company holds 31,600 shares of its common stock in its treasury. These shares were purchased for the purpose of retirement. Management is exploring additional uses of the stock.

9. COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits that arise in the ordinary course of business. These matters consist principally of alleged errors and omissions in connection with the sale of insurance and of disputes over outstanding accounts. The Company is also involved in a dispute with one of its associated insurance companies over alleged wrongdoing, an alleged breach of its Administrative Agreement and over reimbursement for claims and cancellation expenditures. The Company maintains a reserve for claims arising in the ordinary course of business and believes that this reserve is sufficient to cover the costs of such claims. On the basis of information presently available, management does not believe the settlement of any such claims or lawsuits will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

The Company has available a $300,000 working capital line of credit which was renewed on February 28, 2002 and expires on February 28, 2003. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of 3.15% plus the thirty day dealer commercial paper rate, as published in The Wall Street Journal and are collateralized by the Company's investments. There were no borrowings on the line of credit outstanding at July 31, 2002 or 2001.

10. NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and amends Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS -- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. The new rules apply to the classification and impairment analysis conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company will adopt the standard beginning November 1, 2002 and does not expect that the adoption will have a significant impact on the Company's financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS AS OF APRIL 2002", that, among other things, rescinded SFAS No. 4, "REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT." With the rescission of SFAS No. 4, companies generally will no longer classify early extinguishment of debt as an extraordinary item. The provision related to the rescission is effective for fiscal years beginning after May 15, 2002, and early application is encouraged. The Company will adopt the standard at such time and does not expect that the adoption will have a significant impact on the Company's financial position or results of operations.

In July, 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES", which replaces Emerging Issues Task Force Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for disposals after December 31, 2002. The Company will adopt the standard at such time and does not expect that the adoption will have a significant impact on the Company's financial position or results of operations.

11. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2002 AND 2001

In the third quarter of 2001, the Company recognized an additional $8,488,000 of deferred VSC revenue, $8,089,000 of deferred direct acquisition costs and $345,000 of deferred administrative service fee revenue into income and operating expenses. Two of the Company's underwriters transferred the administration of the contracts and policies sold and administered by M.B.A. to a third party. If the Company had retained administrative authority over those policies and contracts, then the amounts would have been recognized into income over the next six years. Since M.B.A. is no longer the administrator of the contracts and policies, all of the revenue and direct acquisition costs associated with them was recognized except for the revenue and direct acquisition costs relating to future cancellations, as discussed below.

The Company continues to perform certain administrative duties relating to the calculation and administration of policy and contract cancellation. The remaining balance in deferred revenue and deferred direct acquisition costs relating to these underwriters to offset against future cancellation administration equaled $1,537,000 of deferred revenue and $1,455,000 of deferred direct acquisition cost at July 31, 2001. The Company recognizes this revenue and expense over the remaining life of the policy or contract. If the policy or contract is cancelled, then the company recognizes the remaining portion of the unearned revenue and direct acquisition cost in the month the policy or contract is cancelled.

The Company also expensed a receivable from the underwriters for deferred administrative costs. When a policy or contract is sold, the Company would remit a portion of their commission to the underwriter for administrative services. As the policies and contracts expire, the underwriters would return the commission submitted. Per the administrative release agreements, the Company agreed to forfeit all of the deferred administrative costs remitted to the underwriters. The total amount written off equals $254,000. The net effect of the above adjustments was to increase net operating income by $490,000 for the quarter ended July 31, 2001.

NET REVENUES

Net revenues for the quarter ended July 31, 2002 totaled approximately $1,380,000; a decrease of $9,433,000 from net revenues of $10,814,000 for the quarter ended July 31, 2001. The decrease in revenues is due to the transferring of the responsibility for administration of the contracts and policies ($8,833,000) by two of the Company's underwriters to a third party, to a decrease in Net Vehicle Service Contract ("VSC") revenues ($378,000), to a decrease in MBI administrative service revenues ($166,000) and to a decrease in Net Mechanical Breakdown Insurance ("MBI") income ($56,000). The change in responsibility relieved the Company of the requirement for administering the two underwriters' contracts and policies. The Company recognized the deferred revenues and deferred costs relating to these contracts and policies in the third quarter of 2001. VSC's are contracts where the Company is the original contract obligor and reinsures its risk with contracts underwritten by an associated insurance company. MBI's are a policies that have been sold by the Company acting as agent for the insurance company. The underwriting insurance company accepts the risk of loss directly for its own account.

The decrease in VSC net revenues is the result of changes in the marketplace for this product. Consumer demand has kept the volume of VSC contracts sold relatively unchanged from period to period but the length of individual contracts has increased resulting in an increase in the amount of net revenue being deferred.

The decrease in MBI income is due to a loss of market share by the Company's associated credit unions because of increased competition for vehicle loans as well as to the forced the elimination of the very successful direct mail program. This latter program was terminated in response to changes in federal privacy legislation that eliminated a vital source of customer information. The Company has developed an internet based solution whereby potential purchasers can obtain the same individualized mechanical breakdown insurance quotation for their new vehicles through the Company's interactive web site. The Company believes that, over time, internet sales will substantially replace those lost as a result of the termination of the direct mail program.

OPERATING LOSS

An operating loss of $347,000 was incurred for the quarter ended July 31, 2002. The loss is largely the result of the revenue declines discussed above and increased cost of the products sold because of price increases imposed by the Company's associated underwriters and other fees payable to its agents. The Company has not been able to pass these increased costs through to the consumer and gross margins have suffered accordingly.

The Company has been able to partially offset this loss with reductions in operating expenses. The cost reduction programs have included staffing and benefits reductions and other tightened controls over all areas of operating expense. The Company has eliminated all non-essential capital expenditures as a part of its ongoing effort to control expenditures.

OTHER INCOME

Total other income increased $8,000 for the quarter ended July 31, 2002 to $18,000. The increase was largely due to the Company's receipt of the final proceeds from the sale of direct mailing insertion machinery that it can no longer use because of the restrictions placed on it by the federal privacy legislation described above. These proceeds were offset by a decline in interest income caused by both lower available investment balances and declining interest rates.

INCOME TAXES

Provision for recoverable federal income taxes of $111,000 was recorded in the three month period ended July 31, 2002 recognizing the Company's intent to carry back the current year losses to recover federal income taxes paid in prior years. Similar provisions for recoverable state income taxes were not recorded because Arizona law does not provide for the carry back of losses. The deferred tax assets generated by the state net operating losses have been fully offset by a valuation allowance at July 31, 2002 and October 31, 2001.

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 2002 AND 2001

NET REVENUES

Net revenues for the nine months ended July 31, 2002 totaled approximately $4,661,000; a decrease of $10,634,000 from net revenues of $15,295,000 for the nine months ended July 31, 2001. The decrease in revenues is due to the transferring of the responsibility for administration of the contracts and policies ($8,833,000) by two of the Company's underwriters to a third party as discussed above. The decrease in revenues is due to a decreased in both VSC and MBI revenues. The decline in VSC revenues is the result of changes in the insurance marketplace for this product. Consumer demand has kept the volume of VSC contracts sold relatively unchanged from period to period but the length of individual contracts has increased resulting in an increase in the amount of net revenue being deferred.

The decrease in MBI income is due to a loss of market share by the Company's associated credit unions because of increased competition for vehicle loans as well as to the forced the elimination of the very successful direct mail program. This latter program was terminated in response to changes in federal privacy legislation that eliminated a vital source of customer information. The Company has developed an internet based solution whereby potential purchasers can obtain the same individualized mechanical breakdown insurance quotation for their new vehicles through the Company's interactive web site. The Company believes that, over time, internet sales will substantially replace those lost as a result of the termination of the direct mail program.

OPERATING LOSS

The operating loss incurred for the nine months ended July 31, 2002 amounted to $909,000. An operating profit of $13,000 was earned in the comparable nine-month period of 2001. The loss is largely the result of the revenue declines discussed above and increased cost of the products sold because of price increases imposed by the Company's associated underwriters and other fees payable to its agents. The Company has not been able to pass these increased costs through to the consumer and gross margins have suffered accordingly.

The Company has been able to partially offset this loss with reductions in operating expenses. The cost reduction programs have included staffing and benefits reductions and other tightened controls over all areas of operating expense. The Company has eliminated all non-essential capital expenditures as a part of its ongoing effort to control expenditures.

OTHER INCOME

Total other income decreased by approximately $5,000 from $62,000 for the nine months ended July 31, 2001 to $57,000 for the nine months ended July 31, 2002. The net decrease is primarily due to a decline in interest income caused by both lower available balances and declining interest rates. The decrease was partially offset by the Company's receipt of the proceeds from the sale of direct mailing insertion machinery that it can no longer use because of the restrictions placed on it by the federal privacy legislation described above. Also contributing to the decline was the fact that the Company did not realize any gains on investments in 2002.

INCOME TAXES

A provision for recoverable federal income taxes of $273,000 was recorded in the nine month period ended July 31, 2002, recognizing the Company's intent to carry back the current year losses and to recover federal income taxes paid in prior years. Similar provisions for recoverable state income taxes were not recorded because Arizona law does not provide for the carry back of losses. The deferred tax assets generated by the state net operating losses have been fully offset by a valuation allowance at July 31, 2002 and October 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF JULY 31, 2002 AND OCTOBER 31, 2001

Working capital at July 31, 2002 consisted of current assets of $6,238,000 and current liabilities of $6,109,000, or a current ratio of 1.03:1. At October 31, 2001, the current ratio was 1.18:1 with current assets of $5,726,000 and current liabilities of $4,865,000.

As of July 31, 2002, the Company's cash position decreased to $1,102,000 from $1,243,000 at October 31, 2001. Of the $1,102,000, $175,000 is classified as restricted cash at July 31, 2002 compared to $160,000 of restricted cash at October 31, 2001. Restricted cash consists of funds advanced by insurance companies to enable the Company to make claims payments on their behalf. The decrease in cash balances is the result of fewer monies being held in the insurance company premium accounts at July 31, 2002 offset by the increase in the net restricted cash accounts.

Deferred Revenues and Deferred Direct Costs increased $1,728,000 and $1,725,000, respectively, from balances at October 31, 2001. Deferred revenues consist of VSC gross sales and estimated MBI administrative service fees. Deferred direct costs are costs that are directly related to the sale of VSCs. Both revenues and costs are deferred and amortized over the policy terms. The increases are the result of the gradual building of the new underwriting company's book of business and to an increase in the term of VSC contracts being sold. The Company recognized the deferred revenues and deferred direct costs associated with two former underwriters in July 2001 thereby eliminating substantial portions of the deferred balances at that date. (See Note 2 to the Unaudited Condensed Consolidated Financial Statements)

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of July 31, 2002, the amount owed to the insurance companies increased to $783,000 from $385,000 at October 31, 2001. The change is due to the timing of payments received from and remitted to the insurance companies.

The Company borrowed $73,000 from its Chief Executive Officer in February 2002 in order to meet short-term cash requirements. The note for this borrowing is due in February 2003 and bears interest at 6%. In addition, the Company has a working capital line of credit from Merrill Lynch. The working capital line of credit is occasionally used to make claims payments. The Company's ability to fund its operations over the short-term is not hindered by lack of more extensive short-term financing. The Company uses premiums received to pay agent commissions and to fund operations. It uses the advances provided by insurance companies to administer and pay claims. The Company believes its current working capital supplemented by future anticipated cash flows from operations will be sufficient to meet cash requirements for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company does not underwrite its own policies, a change in the current rate of inflation is not expected to have a material effect on the Company. However, the precise effect of inflation on operations cannot be determined.

The Company is primarily responsible for liability the terms of the Company's VSC contracts. These contracts are reinsured with highly rated insurance companies such as American Bankers Insurance Group, Kemper Cost Management, Fireman's Fund Insurance Company and Heritage RRG. In the unlikely event that the third party reinsuring companies were unable to meet their contractual commitments, the Company would be required to perform under the contracts. Such an event could have a material adverse effect on the Company's operations.

The Company's note payable has a fixed interest rate and the Company does not have any other outstanding debt or long-term receivables. Any borrowings by the Company under its line of credit are very short term in nature. Therefore, it is not subject to significant interest rate risk.

Due to increased competition by automobile manufacturers and to changes in federal privacy legislation, the Company has seen a substantial loss in MBI market share and a decline in the net revenues received from VSC sales. The Company has developed its Virtual Private Network system in an attempt to bolster its competitive position. This system will enable financial institutions, dealerships and others to obtain contract or policy quotations directly using their computer systems and the internet thus enhancing the Company's ability to be of service to its customers. The initial experience with the system leads the Company to believe that this sales tool will be very successful in the future and may replace the direct mail program results. The future effect of this increased competition may have an adverse effect on future earnings.

ITEM 4. CONTROLS AND PROCEDURES

In the quarter ended July 31, 2002, we did not make any significant changes in, nor take any corrective actions regarding our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we have performed an evaluation of disclosure controls and procedures during this quarter. We will conduct a similar evaluation each quarter.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the sale of insurance and personnel matters and of disputes over outstanding accounts. The Company is currently involved in a dispute with one of its associated insurance companies over alleged wrongdoing, an alleged breach of its Administrative Agreement and over reimbursement for claims and cancellations expenditures. The Company maintains a reserve for claims arising in the ordinary course of business and believes that this reserve is sufficient to cover the costs of such claims. On the basis of information presently available, management does not believe the settlement of any such claims or lawsuits will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit Index

          Exhibit 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 99.3 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 99.4 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MBA Holdings, Inc.

By: /s/ Gaylen Brotherson                              Dated: September 16, 2002
    --------------------------------
    Gaylen Brotherson
    Chairman of the Board and
    Chief Executive Officer

By: /s/ Dennis M. O'Connor                             Dated: September 16, 2002
    --------------------------------
    Dennis M. O'Connor,
    Chief Financial Officer