Form 10-K
period 2002-10-31
M B A HOLDINGS INC
filed 2003-01-22
CIK 1097273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year ended October 31, 2002 were $5,935,478. The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the average high and low prices of such stock on October 31, 2002, as reported on NASDAQ, was $315,285. As of October 31, 2002, there were 2,011,787 shares of the issuer's common stock issued and 1,980,187 outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of this Annual Report on Form 10-K: None

                                     PART I

ITEM 1. BUSINESS

M.B.A. Holdings, Inc. (the "Company"), through its wholly owned subsidiary, Mechanical Breakdown Administrators, Inc., markets and administers vehicle mechanical breakdown insurance ("MBI") policies and sells contracts for repair services to vehicles ("VSCs"). The MBI policies and VSC contracts are for the repair of automobiles, light trucks, recreational vehicles, motorcycles, boats and certain automotive components.

On May 9, 1989, the principals of the Company organized under the name Mechanical Breakdown Administrators, Inc. ("M.B.A."). During November 1995, M.B.A. merged with Brixen Enterprises, Inc. ("Brixen"), an inactive publicly held corporation, in an exchange of stock transaction. The M.B.A. shareholders retained control of the merged company. After the merger, the surviving company changed its name to M.B.A. Holdings, Inc. and changed its legal domicile from Utah to Nevada.

MECHANICAL BREAKDOWN INSURANCE

The Company acts as an agent for insurance companies and sells their MBI policies. In addition, it provides marketing educational/support services and arranges for sub-agents to sell the policies. After the sale, the Company provides third-party administrative policy services (claims adjudication, cancellation processing, and technical computer services) on policies sold by the Company or its sub-agents. The MBI policies are contracts of insurance for repair services to vehicles that are entered into between the insurance companies and the ultimate consumer/purchaser. The insurance company is directly liable for the costs of claims that arise under the terms of the insurance policy. M.B.A. acts only as a sales agent and a third party administrator. The Company currently has agency and/or servicing agreements with American Bankers Insurance Group of Florida, Kemper Cost Management, Inc., Heritage RRG, Inc. and Fireman's Fund Insurance Company. In prior years, the Company also contracted with New Hampshire Insurance Company, with other American International Group, Inc. ("AIG") members and with American Modern Home Insurance Company.

MBI policies have terms that range from twelve (12) to eighty-four (84) months and generally contain elapsed mileage limitations. Actual repairs or replacements covered by the policies are made by independent repair facilities. The costs of the repairs remain the responsibility of the insurance company that provided the MBI policy.

The policy premium has been established by the insurance companies and agreed to by the Company and insurance regulators. In general, when an MBI policy is sold, approximately 51% - 60% of the premium is retained by the insurance company, approximately 20%-36% of the premium is paid to the sub-agent (if applicable). The remainder is paid to the Company as its sales commission and fee for providing administrative policy services.

For the years ended October 31, 2002, 2001, and 2000, the net revenues related to sales and servicing of MBI policies represented approximately 71%, 64% and 92%, respectively, of the Company's net revenues less direct acquisition costs of vehicle service contracts.

VEHICLE SERVICE CONTRACTS

The Company markets and administers VSC programs that supplement the manufacturer's warranty and enhance the profitability of the sale of automobiles, light trucks, recreational vehicles, motorcycles, boats and automotive components. These contracts are sold principally through dealerships. A VSC is a contract between the Company and the consumer/purchaser that offers repair coverage for periods ranging from one (1) to eighty-four (84) months and/or with mileage limitations ranging from 1,000 to 100,000 miles. The coverage is for a broad range of possible failures of mechanical components that may occur during the term of the VSC. The coverage is supplemental to the manufacturers' warranty. The Company is primarily responsible for the administration of the contract and related claims during the life of the contract.

At the time a VSC is sold, the Company purchases an insurance policy that reinsures its' liability. This coverage provides indemnification to the Company against loss resulting from service contract claims. The insurance protection is provided by highly rated independent insurance companies including Heritage RRG, Inc. and Fireman's Fund Insurance Company.

For the years ended October 31, 2002, 2001, and 2000, the net revenues less direct acquisition costs of vehicle service contracts related to sales and servicing of VSCs represented approximately 29%, 36% and 8%, respectively, of the Company's net revenues less direct acquisition costs of vehicle service contracts. The relative increase in VSC revenues as a percent of total business written is the result of severe competition from the vehicle manufacturer's in-house financing programs being experienced by Credit Unions that are the Company's main source of new MBI business. In addition, the Company has been able to establish selling agency relationships with major used vehicle dealerships that provide a significant number of VSC contracts.

VIRTUAL PRIVATE NETWORK

The Company has developed a computerized sales system using the internet that it calls its Virtual Private Network ("VPN"). The VPN enables financial institutions, dealerships and others to obtain individualized policy/contract pricing using their personal computer. The system user provides the VPN with the vehicle identification number ("VIN") of the vehicle being insured together with a few other specific data items. The VPN returns an accurate premium quotation and provides the customer with the ability to purchase the policy/contract on line. When an internet purchase is made, the system transmits the application, approval and policy data directly to the financial institution/dealership and prints the insurance policy itself on the on-site printer. The information gathered in the quotation process is transmitted directly to the Company's policy management system. Payments for internet sales are accomplished by credit card charge or by a billing to the financial institution/dealership.

The VPN system eliminates many of the errors that arise among the Company, the financial institutions and the dealerships. The premium quotations coming from VPN are vehicle specific thereby eliminating the errors made when using pricing tables, data entry errors are significantly reduced and the process of policy issuance is streamlined.

SIGNIFICANT CUSTOMERS

In 2002, a single national insurance brokerage firm accounted for $4,281,000 of VSC sales up from $2,875,000 in 2001. This firm accounted for 79 % of total VSC sales. The Company estimates, based on its historical experience, that should this brokerage firm no longer place its business through the Company, approximately 67% of this business would be retained by means of direct placement. The remaining 33% would be lost to competitors.

COMPETITION

M.B.A. Holdings, Inc. competes with a number of independent administrators, divisions of distributors, manufacturers, financial institutions and insurance companies. While the Company believes that it occupies a strong position among competitors in its field, it is not the largest marketer and administrator of MBIs and VSCs. Some competitors have greater operating experience, more employees and/or greater financial resources. Furthermore, many manufacturers of motor vehicles market and administer their own VSC programs for and through their captive dealers.

SALES AND MARKETING

The Company maintains its own staff of sales and marketing personnel. These individuals conduct the sales training and motivational programs that are the primary form of specialized assistance provided by the Company to its retailers/dealers and financial institutions. As an adjunct to these programs, the Company develops the training materials that are used at these educational seminars. In addition, the Company markets its products directly to consumers through its VPN and through selected automobile magazine advertisements.

The number of policies and contracts sold during the last three fiscal years are:

                                                            Number of
Time Period                                          Policies and Contracts
-----------                                          ----------------------
For the twelve months ended October 31, 2002                  8,130
For the twelve months ended October 31, 2001                 15,847
For the twelve months ended October 31, 2000                 33,209

The decline in the numbers of policies and contracts sold is due to a loss of market share by the Company's associated credit unions. This loss was due to increased competition for vehicle sales and loans by the vehicle manufacturers including the zero interest rate loan and expanded initial warranty programs. In addition, new federal privacy legislation forced the elimination of the very successful direct mail program. This latter program was discontinued because the new law that eliminated the Company's ability to obtain customer information from state vehicle licensing bureaus.

The Company will continue to look for ways to increase sales including strategic alliances with vehicle sellers and others, the inclusion of other types of mechanical equipment such as watercraft and off-road vehicles and the further expansion of its VPN system in order to more directly reach the ultimate consumer with its product information.

FEDERAL AND STATE REGULATION

Federal law and the statutes of most states regulate the MBI and VSC programs that are developed and marketed by the Company. The Company continually reviews all existing and proposed statutes and regulations to ascertain their applicability to its existing and future operations. Generally, these laws regulate the scope of the coverage that is allowed to be offered and the terms that may/may not be contained within the policy/contract document. All the MBI and VSC policies/contracts are issued and/or underwritten by highly rated insurance companies.

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

The Company makes every effort to comply with all applicable statutes and regulations. Nevertheless, it cannot be assured that its interpretations, if challenged, would be upheld by a court or regulatory body. On every occasion that the Company has been notified that it is not in compliance with state regulation, the Company has been able to take the steps necessary to achieve compliance. In the event the Company's authorization to do business in a specific state is challenged successfully, the Company may be required to cease operations in that state and suffer financial sanctions. These actions, should they occur, could have materially adverse consequences and could affect the Company's ability to continue operating. However, within the framework of current statutes, the Company does not believe that this is a present concern.

EMPLOYEES

The Company and its subsidiary employed 32 individuals at October 31, 2002 and 40 at October 31, 2001. There is one external sales person who is responsible to recruit and train the insurance agents or representatives of the financial institutions and dealerships in the M.B.A. product line. In addition, the Company has assigned six individuals to handle customer inquiries that many times result in direct sales. The remainder of the staff is assigned to the management and support departments including : claims adjudication, data entry, information systems, finance and administration.

The Company is not a party to a collective bargaining agreement.

ITEM 2. PROPERTIES

The Company's executive offices are located in leased premises at 9419 E. San Salvador Drive, Suite 105, Scottsdale, Arizona. The Company leases approximately 19,750 square feet from Cactus Partnership, a firm in which the Company's Chief Executive Officer and Vice President are principals. The lease has a five-year term that expires December 31, 2003. The lease provides for annual base rent payments ranging from $212,000 to $276,000. The lease terms and pricing have been established at fair market value that was determined by comparison to other leases in the area for similar space. (See Item 14 Certain Relationships and Related Transactions).

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions connected with the sale of insurance, with personnel matters and with disputes over outstanding accounts. The Company is currently involved in a dispute with one of its associated insurance companies over alleged wrongdoing, an alleged breach of its Administrative Agreement and over reimbursement for claims and cancellations expenditures. The Company maintains a reserve for claims arising in the ordinary course of business and believes that this reserve is sufficient to cover the costs of such claims. Based on the information presently available and on the Company's Executive and Officers' Liability coverage, management does not believe the settlement of any such claims or lawsuits will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during this fiscal year, through the solicitation of proxies or otherwise.

CONTROLS AND PROCEDURES

In the year ended October 31, 2002, we did not make any significant changes in, nor take any corrective actions regarding our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we have performed an evaluation of disclosure controls and procedures during this final quarter. We will conduct a similar evaluation each quarter.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been reported in NASDAQ, and currently is reported on NASDAQ's OTC: BB under the trading symbol "MBAI". As of October 31, 2002, there were 2,011,787 common shares issued and 1,980,187 outstanding. On that date, the closing bid price for the Company's common stock, as reported by NASDAQ was $1.05. The following is a summary of the price range of the Company's common stock during its 2002 and 2001 fiscal years:

                                    Bid
                              --------------
      Common Stock            High      Low
      ------------            ----     -----
Quarter of Fiscal 2002
First                        $1.85     $1.65
Second                        1.65      1.50
Third                         1.50      1.05
Fourth                        1.05      1.05

Quarter of Fiscal 2001
First                        $2.00     $1.06
Second                        2.00      1.06
Third                         4.70      1.45
Fourth                        2.15      1.85

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

During the fiscal year ended 2002, the Company did not issue any unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

FISCAL YEAR ENDED OCTOBER 31,                             2002            2001            2000           1999           1998
-----------------------------                         ------------    ------------    ------------   ------------   ------------
Net revenues                                          $  5,935,478    $ 16,468,434    $  8,323,876   $  5,597,524   $  3,289,477
Net (loss) income                                         (847,797)       (212,546)        177,149        148,016         13,771
Net (loss) income per common share (basic)                    (.43)           (.11)            .09            .07           0.01
Total assets                                            11,212,975       9,423,030      16,647,549     14,735,278      6,717,801
Long-term obligation and redeemable preferred stock             --           8,077          18,840             --             --
Cash dividends declared per common share                        --              --              --             --             --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The following selected financial information is derived from the Company's historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.

COMPARISON OF FISCAL YEAR 2002 AND FISCAL YEAR 2001

NET REVENUES

Net revenues for the year ended October 31, 2002 totaled $5,935,000, a decrease of $10,533,000 from the year ended October 31, 2001 net revenues of $16,468,000. The decrease in net revenues is the result of the recognition of $8,488,000 of deferred VSC revenues in fiscal 2001 that were derived from two underwriters. These underwriters transferred the responsibility for the administration of certain contracts and policies to an unrelated third party relieving the Company of the majority of its continuing responsibilities. At the same time, the Company also recognized $8,089,000 of deferred direct acquisition costs associated with the same contracts and policies. The remainder of the net revenue decline is the result of increased competition for vehicle sales and loans by the vehicle manufacturers including the zero interest rate loan and expanded initial warranty programs. The Company is attempting to reverse this downward trend with its VPN system and with increased marketing contacts with other internet vendors.

The Company continues to perform certain administrative duties relating to the calculation and administration of policy and contract cancellation. At the date the responsibility transfer was recognized (July 31, 2001), the remaining balance in deferred revenue and deferred direct acquisition costs relating to these underwriters that is available to offset against future cancellation administration equals $1,537,000 of deferred revenue and $1,455,000 of deferred direct acquisition costs. The Company will recognize this revenue and expense over the remaining life of the policy or contract. If an individual policy or contract is cancelled, the company will recognize the remaining portion of the unearned revenue and direct acquisition cost as a current event. Approximately $56,000 of net deferred income remains at October 31, 2002 to offset costs to be incurred in administrating the cancellations of these policies.

The Company also wrote off a receivable from the underwriters for deferred administrative costs. When a policy or contract is sold, the Company would remit a portion of their commission to the underwriter for an administrative services reserve. As these policies and contracts expire, the underwriters would return that portion of the administrative services reserve to the Company. The administrative release agreements contained provisions whereby the Company agreed to forfeit all of the deferred administrative costs remitted to the underwriters. The total amount written off is $254,000. The net effect of the above adjustments was to increase fiscal 2001 net operating income by $490,000.

OPERATING EXPENSES

Operating expenses decreased $9,402,000 to $7,324,000 in the year ended October 31, 2002 compared to the similar period ended October 31, 2001. As explained in the net revenue discussion above, the Company recognized the deferred direct acquisition costs of VSC that were associated with the contracts that were no longer administered by the Company. Excluding VSC direct acquisition costs, operating expenses declined $189,000 but were 36.0% of net revenues in 2002 compared to 14.1% in 2001 as the Company could no longer reduce operating expenses at a rate equal to the decline in net revenues. The Company continued to aggressively cut costs and expenses in most expense categories. Increases were experienced in license and fee costs as a result of the Company's efforts to replace the lost underwriters' business, in professional fees as the Company defended itself in the law suit described above, in rent and lease expense due to the terms of the lease escalator, in advertising expense and in other operating expenses as a result of a charge to increase the law suit reserve

OTHER INCOME (EXPENSE)

Finance fee income increased 30.3% as more purchasers of policies elected to finance premiums. Interest income declined $37,000 from $51,000 in fiscal 2001 to $14,000 in fiscal 2002 as a result of the nation-wide decline in interest rates and to the decline in funds available for investment. There were no realized gains on investments in 2002.

INCOME TAXES

Provisions for income taxes in the period ended October 31, 2002 and 2001 reflect the Company's intent to carry back the current year losses to recover federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided as Arizona law does not allow for loss carryback. The differences in the effective tax rates in fiscal 2002 compared to fiscal 2001 is the result of the valuation allowance placed on the state net operating loss carryforward and the recording of the federal income tax loss carryback.

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

The Company also wrote off a receivable from the underwriters for deferred administrative costs. When a policy or contract is sold, the Company would remit a portion of their commission to the underwriter for an administrative services reserve. As these policies and contracts expire, the underwriters would return that portion of the administrative services reserve to the Company. The administrative release agreements contained provisions whereby the Company agreed to forfeit all of the deferred administrative costs remitted to the underwriters. The total amount written off equals $254,000. The net effect of the above adjustments was to increase fiscal 2001 net operating income by $490,000.

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

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF OCTOBER 31, 2002 AND OCTOBER 31, 2001

Working capital at October 31, 2002 consisted of current assets of $6,175,000 and current liabilities of $6,325,000, or a current ratio of 0.98 :1. At October 31, 2000, the current ratio was 1.18:1 with current assets of $5,726,000 and current liabilities of $4,865,000.

As of October 31, 2002, the Company's cash position decreased to $896,000 from $1,243,000 at October 31, 2001. Of this amount, $285,000 is classified as restricted cash; there was $160,000 of restricted cash at October 31, 2001. The largest component of the restricted cash represented claims payment advances provided by insurance companies. This enables the Company to make claims payments on behalf of the insurance companies. The increase in restricted cash in 2002 is due to one insurance company agreeing to accelerate its reimbursement of Company claims payments The decline in sales volume has resulted in lower premiums being held on deposit pending payment to the insurance companies and therefore lower cash balances.

Deferred direct costs, including both the current and non-current portions, increased $2,167,000 to $8,806,000 at October 31, 2002 from $6,639,000 at
October 31, 2001. Direct costs are costs that are directly related to the sale of VSCs. These costs are deferred in the same proportion as VSC revenue. The increase is the result of a return to more normal sales levels. The 2001 level is primarily due to the recognition of the deferred costs related to the transfer of responsibility for administration of policies to a third party for two of the company's underwriters.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of October 31, 2002, the amount owed to the insurance companies increased by $408,000 to $793,000 from $385,000 at October 31, 2001. The change is due to the timing of payments remitted to and reimbursements received from the insurance companies.

Deferred revenues, including both the current and non-current portions, increased $2,179,000 to $10,122,000 at October 31, 2002 from $7,943,000 at
October 31, 2001. Deferred revenue consists of VSC gross sales and estimated administrative service fees relating to the sales of MBI policies. The increase is due to a return to more normal sales levels in 2002. During 2001, the Company recognized the deferred revenue related to the transfer of responsibility for administration of policies to a third party for two of the company's underwriters.

The Company is operating with a working capital line of credit from Merrill Lynch and a short-term note payable to its Chief Executive Officer. The working capital line of credit is used to make claims payments if there is a timing difference between when the Company is required to pay for the claims and when the insurance companies reimburse for claims expenditures. The Company's ability to fund its operations over the short-term is not hindered by lack of short-term financing. The Company uses premiums received to pay agent commissions, to fund operations and to supplement claims payment advances provided by insurance companies to administer and pay claims. The Company believes its current working capital plus future cash flows from operations will be sufficient to meet cash requirements for the foreseeable future.

This Annual Report on Form 10-K contains certain forward-looking statements and information which we believe are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements contained herein can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts, are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. Examples of uncertainties that could cause such differences include, but are not limited to, the ability of the Company to attract and retain key personnel, the ability of the Company to secure additional capital to finance its business plan, and competition from other companies in the same industry. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

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

The Company has a net loss of $848,000 for the twelve months ended October 31, 2002. This net loss is due to the Company having a substantial decline in MBI market share from increased competition. The future effect of this increased competition may have an adverse effect on future earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Index to Consolidated Financial Statements for the years ended October 31, 2002, 2001, and 2000:

Independent Auditors' Report

Consolidated Balance Sheets

Consolidated Statements of Income and Comprehensive Income

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF MANAGEMENT
Board of Directors and Stockholders
M.B.A. Holdings, Inc.
Scottsdale, Arizona
January 13, 2003

Management is responsible for the accompanying consolidated financial statements, which have been prepared in conformity with accounting principals generally accepted in the United States of America. In preparing the financial statements, it is necessary for management to make informed judgements and estimates which it believes are appropriate under the circumstances. Financial information presented elsewhere in this annual report is consistent with that in the financial statements.

In meeting its responsibility for preparing reliable financial statements, the Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with corporate policy and management authorization. The Company believes its accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or would be detected within a timely period. In designing such control procedures, management recognizes judgements are required to assess costs and expected benefits of a system of internal accounting controls. Adherence to these policies and procedures is reviewed through a coordinated effort of the Company's accounting staff and independent accountants.

The Audit Committee of the Board of Directors is comprised solely of outside directors and is responsible for overseeing and monitoring the quality of the Company's accounting and auditing practices. The independent accountants have full and free access to the Audit Committee and meet periodically with the committee to discuss accounting, auditing and financial reporting matters.


/s/ Gaylen M. Brotherson

Gaylen M. Brotherson
Chairman and Chief Executive Officer


/s/ Dennis M. O'Connor

Dennis M. O'Connor
Chief Financial Officer

REPORT of INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Board of Directors and Stockholders
M.B.A. Holdings, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of M.B.A. Holdings, Inc. and subsidiary (the "Company") as of October 31, 2002 and the related consolidated statement of operations and comprehensive (loss) income, stockholders' (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of October 31, 2001 and 2000 were audited by other auditors whose report dated January 10, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Semple & Cooper, LLP

Phoenix, Arizona
December 20, 2003

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                    2002            2001
                                                                ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $    611,520    $  1,083,024
  Restricted cash                                                    284,966         160,402
  Investments (Note 4)                                               159,042         160,853
  Accounts receivable, net of allowance for doubtful accounts
    of $0 (2002 and 2001)                                            182,300         146,310
  Prepaid expenses and other assets (Note 3)                          10,429          80,350
  Deferred direct costs                                            4,206,456       3,441,998
  Income tax receivable (Note 5)                                     436,778         395,487
  Deferred income tax asset (Note 5)                                 283,271         257,839
                                                                ------------    ------------
      Total current assets                                         6,174,762       5,726,263
                                                                ------------    ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                                 285,894         268,517
  Office equipment and furniture                                     140,259         140,043
  Vehicle                                                             16,400          16,400
  Leasehold improvements                                              80,182          80,182
                                                                ------------    ------------
      Total property and equipment                                   522,735         505,142
  Accumulated depreciation and amortization                         (368,065)       (288,199)
                                                                ------------    ------------
      Property and equipment - net                                   154,670         216,943

DEFERRED DIRECT COSTS                                              4,599,368       3,196,954
DEFERRED INCOME TAX ASSET (Note 5)                                   284,175         282,870
                                                                ------------    ------------

TOTAL ASSETS                                                    $ 11,212,975    $  9,423,030
                                                                ============    ============

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                     2002            2001
                                                                 ------------    ------------
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Net premiums payable to insurance companies                    $    793,389    $    385,113
  Accounts payable and accrued expenses                               632,519         489,208
  Note payable - officer (Note 7)                                     106,548              --
  Capital lease obligation - current portion (Note 7)                   8,222          10,888
  Deferred revenues                                                 4,783,991       3,979,793
                                                                 ------------    ------------
      Total current liabilities                                     6,324,669       4,865,002

Capital Lease Obligation - net of current portion  (Note 7)                --           8,077
Other Liabilities                                                      49,572         225,410
Deferred Rent                                                          31,064          42,256
Deferred Revenues                                                   5,338,994       3,963,543
                                                                 ------------    ------------
      Total liabilities                                            11,744,299       9,104,288
                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 6, 7,8 and 9)                         --              --

STOCKHOLDERS' (DEFICIT) EQUITY (Note 6):
  Preferred stock, $.001 par value; 20,000,000 shares
    authorized; none issued and outstanding                                --              --
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 2,011,787 shares issued; 1,980,187 outstanding          2,012           2,012
  Additional paid-in-capital                                          200,851         200,851
  Accumulated other comprehensive (loss) income, net of tax            (5,418)         (3,149)
  Retained earnings (deficit)                                        (673,269)        174,528
  Less: 31,600 shares of common stock in treasury, at cost            (55,500)        (55,500)
                                                                 ------------    ------------
      Total stockholders' (deficit) equity                           (531,324)        318,742
                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY             $ 11,212,975    $  9,423,030
                                                                 ============    ============

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                    2002            2001            2000
                                                                ------------    ------------    ------------
NET REVENUES:
  Vehicle service contract gross income                         $  5,406,387    $ 15,136,581    $  5,453,390
  Net mechanical breakdown insurance income                          164,441         598,055       2,221,320
  MBI administrative service revenue                                 364,650         733,798         649,166
                                                                ------------    ------------    ------------
Total net revenues                                                 5,935,478      16,468,434       8,323,876
                                                                ------------    ------------    ------------
OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts            5,189,412      14,402,029       5,189,065
  Salaries and employee benefits                                   1,187,139       1,399,267       1,825,772
  Mailings and postage                                               101,287         121,416         261,602
  Rent and lease expense                                             272,261         282,508         326,327
  Professional fees                                                  160,379          91,357         158,844
  Telephone                                                           89,907          96,896         142,709
  Depreciation and amortization                                       79,866          78,833          74,753
  Merchant and bank charges                                            8,853          20,783          24,831
  Insurance                                                           32,613          32,959          37,052
  Supplies                                                            13,884          28,709          41,023
  License and fees                                                    26,717          24,104          13,618
  Other operating expenses                                           162,080         146,958         146,676
                                                                ------------    ------------    ------------
    Total operating expenses                                       7,324,398      16,725,819       8,242,272
                                                                ------------    ------------    ------------
OPERATING (LOSS) INCOME                                           (1,388,920)       (257,385)         81,604
                                                                ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Finance fee income                                                  26,210          20,120          51,820
  Interest income                                                     13,870          51,288         146,559
  Interest expense                                                    (8,121)        (10,775)        (12,993)
  Other income (expense)                                              33,333            (293)           (763)
  Realized gains (losses) on investments                                  --          15,629          (3,362)
                                                                ------------    ------------    ------------
    Other income - net                                                65,292          75,969         181,261
                                                                ------------    ------------    ------------
(LOSS) INCOME BEFORE INCOME TAXES                                 (1,323,628)       (181,416)        262,865
INCOME TAXES (Note 5)                                               (475,831)         31,130          85,716
                                                                ------------    ------------    ------------
NET (LOSS) INCOME                                               $   (847,797)   $   (212,546)   $    177,149
                                                                ============    ============    ============

BASIC NET (LOSS) INCOME PER SHARE                               $      (0.43)   $      (0.11)   $       0.09
                                                                ============    ============    ============
DILUTED NET (LOSS) INCOME PER SHARE                             $      (0.43)   $      (0.11)   $       0.08
                                                                ============    ============    ============
AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC                                              1,980,187       1,980,187       2,002,064
                                                                ============    ============    ============
AVERAGE NUMBER OF COMMON AND
  DILUTIVE SHARES OUTSTANDING                                      1,980,187       1,980,187       2,111,426
                                                                ============    ============    ============

Net (loss) income                                               $   (847,797)   $   (212,546)   $    177,149
Other comprehensive income net of tax:
  Net unrealized (loss) gain on available-for-sale securities         (2,269)        (15,364)         12,215
                                                                ------------    ------------    ------------
Comprehensive (loss) income                                     $   (850,066)   $   (227,910)   $    189,364
                                                                ============    ============    ============

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                              ACCUMULATED                                 TOTAL
                                           COMMON STOCK           ADDITIONAL     OTHER        RETAINED                 STOCKHOLDERS'
                                      ------------------------       PAID     COMPREHENSIVE   EARNINGS     TREASURY      (DEFICIT)
                                        SHARES        AMOUNT      IN-CAPITAL     INCOME       (DEFICIT)      STOCK        EQUITY
                                      ----------    ----------    ----------   ----------    ----------    ----------   ----------
BALANCE, NOVEMBER 1, 1999              2,011,787    $    2,012    $  200,851           --    $  209,925            --      412,788
  Unrealized gain on
    available-for-sale securities                                                  12,215                                   12,215
  Treasury stock                                                                                           $  (55,500)     (55,500)
  Net income                                                                                    177,149                    177,149
                                      ----------    ----------    ----------   ----------    ----------    ----------   ----------
BALANCE, OCTOBER 31, 2000              2,011,787         2,012       200,851       12,215       387,074       (55,500)     546,652
  Unrealized loss on
    available-for-sale securities                                                 (15,364)                                 (15,364)
  Net loss                                                                                     (212,546)                  (212,546)
                                      ----------    ----------    ----------   ----------    ----------    ----------   ----------
BALANCE, OCTOBER 31, 2001              2,011,787         2,012       200,851       (3,149)      174,528       (55,500)     318,742
  Unrealized loss on
    available-for-sale securities                                                  (2,269)                                  (2,269)
  Net loss                                                                                     (847,797)                  (847,797)
                                      ----------    ----------    ----------   ----------    ----------    ----------   ----------
BALANCE, OCTOBER 31, 2002              2,011,787    $    2,012    $  200,851   $   (5,418)   $ (673,269)   $  (55,500)  $ (531,324)
                                      ==========    ==========    ==========   ==========    ==========    ==========   ==========

See notes to consolidated financial statements

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                    OCTOBER 31,
                                                                     -----------------------------------------
                                                                         2002           2001           2000
                                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                  $  (847,797)   $  (212,546)   $   177,149
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                       79,866         78,833         74,753
      Loss (gain) on sale of equipment                                   (22,500)        22,237             --
      Unrealized loss (gain) on available-for-sale securities              2,269         15,364        (12,215)
      Deferred income taxes                                              (26,737)       343,117        (97,198)
      Changes in assets and liabilities:
        Restricted cash                                                 (124,564)       326,613        437,683
        Accounts receivable                                              (35,990)       258,060        (17,565)
        Prepaid expenses and other assets                                 69,921         80,894        (51,356)
        Deferred direct costs                                         (2,166,872)     6,059,515     (3,868,518)
        Income tax receivable                                            (41,291)      (240,050)      (249,596)
        Net premiums payable to insurance companies                      408,276        (52,101)    (2,456,377)
        Accounts payable and accrued expenses                            143,311       (128,060)        19,824
        Other liabilities                                               (175,838)        88,876        136,534
        Deferred rent                                                    (11,192)           717          9,435
        Deferred revenues                                              2,179,649     (6,896,833)     4,134,977
                                                                     -----------    -----------    -----------
           Net cash (used in) operating activities                      (569,489)      (255,364)    (1,762,470)
                                                                     -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (17,593)       (55,382)       (58,008)
  Proceeds from sale of equipment                                         22,500         24,000
  Purchase of investments                                                 (2,727)      (144,845)      (439,007)
  Proceeds from sales and maturities of investments                           --        288,327        128,374
                                                                     -----------    -----------    -----------
          Net cash provided by (used in) investing activities              2,180        112,100       (368,641)
                                                                     -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Drawings on line of credit                                             643,654             --             --
  Repayments of line of credit drawings                                 (643,654)            --             --
  Proceeds of note payable - officer                                     106,548             --             --
  Purchase of treasury stock                                                  --             --        (55,500)
  Payments on capital lease obligation                                   (10,743)        (9,208)        (2,827)
                                                                     -----------    -----------    -----------
          Net cash provided by (used in) financing activities             95,805         (9,208)       (58,327)
                                                                     -----------    -----------    -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                             (471,504)      (152,472)    (2,189,438)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           1,083,024      1,235,496      3,424,934
                                                                     -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $   611,520    $ 1,083,024    $ 1,235,496
                                                                     ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                             $     4,902    $    10,660    $    13,820
                                                                     ===========    ===========    ===========
  Cash paid for (recovered from) income taxes                        $  (425,396)                  $   334,157
                                                                     ===========                   ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIY:
  Purchase of equipment through capital lease obligation                                           $    31,000
                                                                                                   ===========

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - M.B.A. Holdings, Inc. and subsidiary (the "Company") are located in Scottsdale, Arizona and are principally engaged in selling mechanical breakdown insurance policies ("MBI") (as an agent for insurance companies), selling vehicle service contracts ("VSC") for new automobiles, trucks, recreational vehicles, and travel trailers, and providing claims administrative services for MBI and VSC sold. The consolidated financial statements include the accounts of M.B.A. Holdings, Inc. and its wholly owned subsidiary, Mechanical Breakdown Administrators, Inc. All significant intercompany balances and transactions have been eliminated.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

     a. CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

     b. RESTRICTED CASH represents claims payment advances provided by the insurance companies to enable the Company to make claims payments on their behalf.

     c. INVESTMENTS, which are primarily marketable debt and equity securities, are classified as available-for-sale and are stated at estimated fair value as of October 31, 2002 and 2001. Fair value is estimated based on quoted market prices.

     d. PROPERTY AND EQUIPMENT - The historical cost of computer equipment, office equipment and furniture is depreciated by accelerated and straight-line methods over their estimated useful lives, which range from three to seven years. Leasehold improvements are amortized over the shorter of the life of the asset or the related lease term.

          The Company reviews its long-lived assets for possible impairment in accordance with SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and amends Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS -- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. The new rules apply to the classification and impairment analysis conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company has concluded that no impairment charge is necessary during 2002.

     e. BENEFIT PLAN - The Company maintains the Mechanical Breakdown Administrators 401(k) Profit Sharing Plan covering substantially all employees. Participation in employer discretionary contributions commences on the earliest plan entry date after an employee meets eligibility requirements. Employees may elect to contribute to the plan and the Company may make discretionary contributions. No discretionary contributions were made during the years ended October 31, 2002, 2001 or 2000.

     f. NET PREMIUMS PAYABLE TO INSURANCE COMPANIES represent premiums collected from the policyholders on behalf of the insurance companies. Amounts collected are periodically remitted to the appropriate insurance company.

     g. OTHER LIABILITIES include the amounts received from dealers as fees for the Company's guarantee that there will be no commission charge-backs for cancelled policies to the extent that losses from this program do not exceed 15% of premiums. The Company has accumulated loss data for this guarantee and believes that the remaining reserve is adequate to meet foreseeable losses.

     h. REVENUE RECOGNITION - Net revenues includes the commissions earned on sales of MBI, fees for providing administrative claims services related to the MBI sold and revenues related to the sales and servicing of VSC.

          The Company receives one fee (commission) related to the sale of MBI, which covers both the revenue earned for selling the policy, and the fee for providing administrative claims services. The Company apportions the revenue consistent with the values associated with each service provided. The revenues for commissions earned on policy sales are recorded when the policy information is received and approved by the Company. The revenues for the fee related to providing administrative claims services are deferred and recognized in income on a straight-line basis over the actual life of the related policy.

          Customers generally have the right to cancel their policy or vehicle service contract at any time. When a customer cancels the policy or contract, the unused portion of the policy or contract premium is returned to the customer after deduction of a cancellation fee. The Company, insurance companies, and sub-agents (if applicable) repay the remaining balance on the policy in the same proportion as received at the time of the initial sale. The cancellation fee is retained entirely by the Company. When a policy is cancelled, the Company records the Company's portion of the cancellation repayment (net of any cancellation fee received and net of any related deferred revenue) as a reduction or increase (as applicable) in total revenues.

          All of the MBI sold represent insurance policies between the insurance companies and the purchaser. The insurance company retains responsibility for the cost of any claims made in accordance with the policies. The Company acts as a sales agent and claims administrator but does not assume the role of obligor at any time during the life of these policies.

          VSCs are contracts between the Company and the purchaser. The Company reinsures its obligations by obtaining an insurance policy that guarantees the Company's obligations under the contract. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1 ACCOUNTING FOR SEPARATELY PRICED EXTENDED WARRANTY AND PRODUCT MAINTENANCE CONTRACTS, revenues and costs associated with the sales of these contracts are deferred and recognized in income on a straight-line basis over the actual life of the contracts.

     i. INCOME TAXES - Provision for recoverable income taxes and related income tax receivable in the year ended October 31, 2002 reflect the Company's intent to carry back the current year losses to recover federal income taxes paid in previous years. Arizona law does not provide for the carry back of losses and therefore provisions for recoverable state income taxes have not been provided.

          Deferred income tax is recorded based upon differences between the financial statement and tax basis of assets and liabilities using income tax rates currently in effect.

     j. NET INCOME PER SHARE - Net income per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE which requires dual presentation of BASIC and DILUTED EPS on the face of the statements of income and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic income per common share is computed on the weighted average number of shares of common stock outstanding during each period. Income per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. No dilutive effect is assumed in loss years. Below is the reconciliation required by SFAS No. 128.

          NUMBER OF SHARES USED IN COMPUTING INCOME PER SHARE

                                                                  YEAR ENDED OCTOBER 31,
                                                         --------------------------------------
                                                            2002          2001          2000
                                                         ----------    ----------    ----------
          Average number of common shares
          outstanding - Basic                             1,980,187     1,980,187     2,002,064

          Dilutive shares from common stock options
          calculated using the treasury stock method                                    109,362
                                                         ----------    ----------    ----------
          Average number of common and dilutive
          shares outstanding                              1,980,187     1,980,187     2,111,426
                                                         ==========    ==========    ==========

     k. STOCK-BASED COMPENSATION -The Company adopted SFAS No. 123 during 1997, which requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation costs to be measured based on the fair value of the equity instrument awarded. The Company has elected to measure its stock-based compensation awards to employees based on the provisions of APB Opinion No. 25. APB No. 25 allows recognition of compensation cost based on the intrinsic value of the equity instrument awarded rather than fair value.

     l. COMPREHENSIVE INCOME consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable debt and equity investments.

     m. USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     n. PENDING ACCOUNTING STANDARDS - In May 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS AS OF APRIL 2002", that, among other things, rescinded SFAS No. 4, "REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT." With the rescission of SFAS No. 4, companies generally will no longer classify early extinguishment of debt as an extraordinary item. The provision related to the rescission is effective for fiscal years beginning after May 15, 2002, and early application is encouraged. The Company will adopt the standard November 1, 2002 and does not expect that the adoption will have a significant impact on the Company's financial position or results of operations.

          In July, 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES", which replaces Emerging Issues Task Force Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for disposals after December 31, 2002. The Company will adopt the standard November 1, 2002 and does not expect that the adoption will have a significant impact on the Company's financial position or results of operations.

     o. CONCENTRATIONS OF CREDIT RISK - The Company maintains its cash balances in financial institutions. Deposits, not to exceed $100,000, are insured by the Federal Deposit Insurance Corporation. At December 31, 2002, 2001 and 2000, the Company had uninsured cash of approximately $536,000, $411,000 and $556,000, respectively.

     p. RECLASSIFICATIONS - Certain reclassifications have been made to the 2001 and 2000 amounts to conform to the 2002 presentation.

2. SIGNIFICANT EVENTS

In 2001, two of the Company's underwriters transferred the administration of the contracts/policies sold and administered by M.B.A. to a third party. The transfer of this responsibility relieved the Company of its obligations under the agency agreement except for obligations relating to future contract/policy cancellations. As a result, $8,488,000 of deferred VSC revenue, $8,089,000 of deferred direct acquisition costs and $345,000 of deferred administrative service fee revenue were recognized as income and operating expenses in the third quarter of 2001.

In 2001, the Company also wrote off a receivable from the underwriters for deferred administrative costs. When a contract/ policy was sold, the Company remitted a portion of its commission to the underwriter as a reserve for administrative services. As the contracts/policies expired, the underwriter would return the reserve submitted. As a part of the administrative release agreements, the Company agreed to forfeit $254,000 of the reserves for deferred administrative costs held by the underwriters.

The net effect of the above adjustments is an increase in net operating income of $490,000 in fiscal 2001.

The Company continues to perform certain administrative duties relating to the calculation and administration of contract/policy cancellations. The balance included in deferred revenue and deferred direct acquisition costs at July 31, 2001 for these cancellations, $1,537,000 and $1,455,000 respectively, will be recognized in income and expense over the remaining life of the contract/policy. If the contract/policy is cancelled, the company will recognize the remaining portion of the unearned revenue and direct acquisition cost in the month of cancellation. Approximately $56,000 of net deferred income remains at October 31, 2002 to offset costs that are expected to be incurred in administrating the cancellations of these contracts/policies.

3. RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued expenses at October 31, 2002 is $132,000 of accrued rent for office space payable to an entity owned by the Company's majority stockholders. Rent expense for the years ending October 31, 2002, 2001 and 2000 was $274,000, $248,000 and $237,000, respectively. The lease expiring December 31, 2003 was signed with an affiliate on January 1, 1999. The lease includes escalating rent amounts that have been recorded as expense on a straight-line basis over the lease term.

On February 13, 2002, Gaylen Brotherson loaned the Company $73,398 and on October 31, 2002 loaned an additional $30,000. The loans mature on the anniversary date of the separate notes and the bear interest at a rate of 6%.

4. MARKETABLE SECURITIES

The following table summarizes the Company's available for sale securities as of October 31, 2002 and October 31, 2001:

                                                     OCTOBER 31, 2002
                                  ----------------------------------------------------
                                                  GROSS         GROSS
                                  AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                    COSTS         GAINS         LOSSES         VALUE
                                  ----------    ----------    ----------    ----------
Marketable Securities:
  Corporate bonds                 $   33,642    $    4,018                  $   37,660
  Mutual Funds                       106,179         3,827                     110,006
  Equities                            27,601                  $  (16,225)       11,376
                                  ----------    ----------    ----------    ----------

Total Marketable Securities
  at October 31, 2002             $  167,422    $    7,845    $  (16,225)   $  159,042
                                  ==========    ==========    ==========    ==========

                                               OCTOBER 31, 2001
                            ----------------------------------------------------
                                            GROSS         GROSS
                            AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                              COSTS         GAINS         LOSSES         VALUE
                            ----------    ----------    ----------    ----------
Marketable Securities:
   Corporate bonds          $   33,642    $    4,508                  $   38,150
   Mutual Funds                103,960    $    1,736                     105,696
   Equities                     27,786                     (10,779)       17,007
                            ----------    ----------    ----------    ----------

                            $  165,388    $    6,244    $  (10,779)   $  160,853
                            ==========    ==========    ==========    ==========

5. INCOME TAXES

Income taxes were as follows for the years ended October 31:

                                        2002          2001          2000
                                     ----------    ----------    ----------
Current                              $ (450,668)   $ (311,987)   $  182,914
Deferred                                (25,163)      343,117       (97,198)
                                     ----------    ----------    ----------

Total income tax (benefit) expense   $ (475,831)   $   31,130    $   85,716
                                     ==========    ==========    ==========

The tax effects of temporary differences that give rise to significant portions of deferred income tax assets at October 31 were as follows:

The effective income tax rate differs from the federal statutory income tax rate in effect each year as a result of the following items:

                                             2002      2001      2000
                                             ----      ----      ----
Federal statutory income tax rate              34%       34%       34%
State taxes                                     6         6         6
Operating loss utilization                    (34)
Net operating loss carryback                  (34)
Valuation Allowance                            (6)      (49)
Deferred revenues, net                         (2)
Other                                           0        (8)       (7)
                                             ----      ----      ----

Effective income tax  rate                    (36)%     (17)%      33%
                                             ====      ====      ====

At October 31, 2002, the Company had a state net operating loss carryforward of $973,000, which expires in 2006 and $1,323,000, which expires in 2007.

6. STOCK OPTIONS AND STOCK AWARDS

During the year ended October 31, 1998, the Company issued stock options to certain employees. The Company applies APB Opinion No. 25 and related interpretations in measuring compensation expense for its stock options. During the years ended October 31, 2002, 2001 and 2000, no compensation expense was recognized. Had compensation cost for the Company's stock options been determined based on the fair value of the options at the date of grant consistent with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted as presented below. Using the Black-Scholes model for common stock option valuation, the Company estimated volatility of 84.7%, risk free interest rate at 6%, and a dividend yield of 0%. All stock options are vested and exercisable when granted.

A summary of the Company's outstanding options as of October 31, 2002 is presented below along with pro-forma income statement information consistent with SFAS No. 123.

                                                       WEIGHTED AVERAGE
                    EXERCISE    EXPIRATION             CONTRACTUAL LIFE
         OPTIONS      PRICE        DATE                   (IN YEARS)
        --------    --------    ----------             ----------------
          33,334     $ 2.25     February 15, 2006            3.30
          25,000       1.20     September 30, 2008           5.92
           1,667       1.20     October 31, 2008             6.01
         100,000       0.94     June 1, 2008                 5.59
          20,000       1.05     September 30, 2008           5.92
           5,000       1.05     October 31, 2008             6.01
        --------                                            -----
         185,001                                             4.68
        ========                                            =====

                                                        2002         2001          2000
                                                     ----------   ----------    ----------
Net (loss) income                     As reported    $ (847,797)  $ (212,546)   $  177,149
                                      Pro forma      $ (847,797)  $ (212,546)   $  177,149

Basic net (loss) income per share     As reported    $    (0.43)  $    (0.11)   $     0.09
Diluted net (loss) income per share                  $    (0.43)  $    (0.11)   $     0.08

Basic net (loss) income per share     Pro forma      $    (0.43)  $    (0.11)   $     0.09
Diluted net (loss) income per share                  $    (0.43)  $    (0.11)   $     0.08

A summary of the activity regarding the Company's outstanding options for the years ended October 31 is presented below:

                                                     2002                     2001                     2000
                                             --------------------     --------------------     --------------------
                                                         WEIGHTED                 WEIGHTED                 WEIGHTED
                                                          AVERAGE                  AVERAGE                  AVERAGE
                                                         EXERCISE                 EXERCISE                 EXERCISE
                                              SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                             --------     ------      --------     ------      --------     ------
Options outstanding at beginning of year      185,001     $ 1.23       185,001     $ 1.23       185,001     $ 1.23
Options granted                                    --         --            --         --            --         --
Options exercised                                  --         --            --         --            --         --
Options cancelled                                  --         --            --         --            --         --
                                             --------     ------      --------     ------      --------     ------
Options outstanding at end of year            185,001     $ 1.23       185,001     $ 1.23       185,001     $ 1.23
                                             ========     ======      ========     ======      ========     ======

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

7. OPERATING AND CAPITAL LEASES

The Company has operating leases for office space and equipment and a capital lease for equipment that expire on various dates through the year ending October 31, 2004. The equipment under capital lease is included in property and equipment at October 31, 2002 with a value of $9,472, net of accumulated amortization of $21,528. Total rental expense was approximately, $294,000, $283,000 and $326,000 for the years ended October 31, 2002, 2001 and 2000, respectively.

Future minimum lease payments under non-cancelable lease agreements at October 31, 2002 are as follows:

                                             OPERATING      CAPITAL
                                               LEASES        LEASE
                                             ---------     ---------
     2003                                    $ 272,980     $  10,550
     2004                                       45,930
                                             ---------     ---------
     Total                                   $ 318,910        10,550
                                             =========
     Less portion representing interest                        2,328
                                                           ---------
     Total                                                 $   8,222
                                                           =========

8. SIGNIFICANT CUSTOMERS

In 2002, a single national insurance brokerage firm accounted for $4,281,000 of VSC sales up from $2,875,000 in 2001. This firm accounted for 79 % of total VSC sales. The Company estimates, based on historical experience, that should the brokerage firm no longer place its business through the Company, approximately 67% of this business would be retained by means of direct placement. The remaining 33% would be lost to competitors.

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

The Company has available a $300,000 working capital line of credit which expires on February 28, 2003. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of the thirty-day dealer commercial paper rate, as published in THE WALL STREET JOURNAL plus 3.15 %. Borrowings are collateralized by the Company's investments. There were no borrowings outstanding at October 31, 2002.

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                       For the year ended October 31, 2002
                              -----------------------------------------------------
                                  1st           2nd           3rd           4th
                                  Qtr           Qtr           Qtr           Qtr
                              -----------   -----------   -----------   -----------
Net revenues                  $ 1,867,748   $ 1,412,800   $ 1,380,276   $ 1,274,654
Gross profit                      310,307       112,534       209,780       113,445
Net (loss) income                (157,906)     (202,791)     (218,743)     (268,357)
Net (loss) income per share         (0.08)        (0.10)        (0.11)        (0.14)

                                       For the year ended October 31, 2001
                              -----------------------------------------------------
                                  1st           2nd           3rd          4th
                                  Qtr           Qtr           Qtr          Qtr
                              -----------   -----------   -----------   -----------
Net revenues                  $ 2,131,466   $ 2,349,498   $10,813,767   $ 1,173,703
Gross profit                      522,228       402,172       848,066       293,939
Net (loss) income                 (35,510)      (99,361)      173,436      (251,111)
Net (loss) income per share         (0.02)        (0.05)         0.09         (0.13)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not had disagreements with its accountants on any matter regarding accounting principles or financial statement disclosures.

The data required by Item 304 of Regulation S-K is set forth below:

Item 304 (a)(1)

     (i) Deloitte & Touche,LLP, the former certifying accountant declined to stand for re-election on October 21, 2002.
     (ii) Deloitte & Touche,LLP's report on the financial statements for the last two years did not contain an adverse opinion nor a disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principals.
    (iii) The decision not to stand for re-election was communicated to the audit committee of the Board of Directors by Deloitte & Touche,LLP.
     (iv) During M.B.A. Holdings, Inc.'s two most recent fiscal years and during the subsequent interim periods preceding Deloitte & Touche,LLP's decision not to stand for re-election, there have been no disagreements with Deloitte & Touche,LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.
     (v) Deloitte & Touche,LLP has not advised the registrant of any concerns about:
          (A)  The Internal Controls of the registrant
          (B) The reliability of management's representation or the financial statements prepared by management
          (C) Deloitte & Touche,LLP has not advised the registrant of the need to significantly expand the scope of its audit, nor has it advised the registrant that information has come to Deloitte & Touche,LLP's attention, that if further investigated may (i) materially impact the fairness or reliability of previously issued audit reports or the underlying financial statements issued, or (ii) cause it to be unwilling to rely on management's representations or be associated with the registrant's financial statements.
          (D) Deloitte & Touche,LLP has not advised the registrant that information has come to Deloitte & Touche,LLP's attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

(a)(2) M.B.A. Holdings, Inc. engaged the firm Semple & Cooper, LLP as its principal accountant as of November 25, 2002. During the two most recent fiscal years and through November 25, 2002, the Registrant has not consulted with Semple & Cooper regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Board of Directors consists of five people. All Directors hold offices until the next annual meeting at which time there is an election for their successors.

                                             POSITION WITH
       NAME              AGE                    COMPANY
       ----              ---                    -------
Gaylen M. Brotherson     63      President, CEO, Chairman of the Board, Director
Judy K. Brotherson       55      Vice-President, Secretary, Director
Edward E. Wilczewski     63      Director
Keith  A. Cannon         63      Director
Michael Brady            62      Director

Gaylen and Judy Brotherson are husband and wife. No other family relationship exists between the Directors or the executive officers.

THE BUSINESS EXPERIENCE OF EACH OF THE COMPANY'S DIRECTORS IS AS FOLLOWS:

Gaylen Brotherson, 63, became President, CEO, Chairman of the Board, and Director of the Company in November 1995. He was the founder of Mechanical Breakdown Administrators, Inc. Mr. Brotherson served in the United States Navy. In 1960, he received his life, health and accident licenses as well as his property and casualty license. Presently, he is licensed as an insurance agent in 27 states. He has been in the vehicle service contract business since 1974. Since 1984 he has been actively involved in marketing and administering mechanical breakdown insurance policies and VSCs under Mechanical Breakdown Administrators, Inc. Also, Mr. Brotherson serves on the Board of Directors of Bank USA, in Phoenix, AZ.

Judy Brotherson, 55, has been Vice-President, Secretary and Director of the Company since November 1995. Mrs. Brotherson is a graduate of Creighton University. Since 1975, she has worked primarily in family owned businesses. She holds insurance licenses in approximately 32 states. She was one of the chief designers of the M.B.A. software management system. She has been working at M.B.A. since 1989 primarily involved in overseeing the finance and data-entry departments.

Edward Wilczewski, 63, has been a Director of the Company since June 1998. Mr. Wilczewski served in the Navy for six years. Mr. Wilczewski is a graduate of the University of Omaha. Primarily for the past thirty years including the present time, he has owned and operated The Charter Group of Arizona, a real estate development company. His company has developed various real estate projects ranging from single-family homes to apartment complexes.

Keith Cannon, 63, has been a Director of the Company since December 2000. Mr. Cannon is a graduate of the University of Utah. Primarily for the past thirty years including the present time, he has worked in the securities industries. Currently, he is the Branch Manager at Wilson-Davis & Co. where he supervises the trading with a variety of domestic and international clients. In addition, Mr. Cannon is a Director of two other public companies, which are unrelated to M.B.A. Holdings, Inc. or its subsidiaries. They are the Montgomery Realty Group, Inc. and On-Point Technology Systems, Inc.

Michael Brady, 62, has been a Director of the Company since December 2000. Mr. Brady is a graduate of Creighton University. For the last 35 years, he has been a lawyer and business person operating domestically and internationally. Specifically, for the last several years, he has been the Chairman of the European Trade Link Company, which is an international distribution company. Also, he is the President of Vandermaal/Brady International Inc., which is a US based international consulting company. From July 1998 to December 1999, he served as the Chairman of American Bantrust Mortgage Services Corp., which is a US based mortgage-banking company. From 1997 to August 1999, he served on the Board of Directors of Modis Training Technologies Inc., which was a US based semiconductor training company. From 1990 to 1996, he started as the Chief Legal Counsel and became the Chief Executive Officer of Metrol Security Services Inc., which was a US based multi-state full service burglar, fire alarm installation and monitoring company.

OTHER EXECUTIVE OFFICERS AND KEY EMPLOYEES

Dennis M. O'Connor, 63, is the Chief Financial Officer. He joined the Company in November of 2001 as a consultant and entered the full time employ of the Company in June 2002. Prior to joining the Company, Mr. O'Connor worked for more than forty years in various financial leadership positions. Mr. O'Connor was educated at Canisius College , Buffalo, NY where he received a Bachelor of Science degree and Master of Business Administration degree. Mr. O'Connor is a Certified Public Accountant.

Michael Gannon, 46, is the Information Systems Manager. He is a graduate of Devry Technical Institute. Mr. Gannon has been employed by the Company since January 1995. He has helped develop M.B.A.'s integrated computer system to serve all customer service, claims, data entry, and sales functions for all the different products M.B.A. offers.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides the annual and other compensation of the Chief Executive Officer and any other employee who qualifies under Regulation S-K section 229.402 for the years ended October 31, 2000, 2001 and 2002.

                                                             ANNUAL COMPENSATION       LONG-TERM COMPENSATION
                                                        -----------------------------  ----------------------
                                                                                       Restricted     Stock
                                                                                         Stock        Option
                                                                                        (shares)     (shares)
Name of Principal      Position                  Year   Salary     Bonus    Other (1)    awards       awards
-----------------      --------                  ----   ------     -----    ---------    ------       ------
Gaylen M. Brotherson   Chairman of Board         2000   50,000   $100,000    22,115
                       President and             2001   50,000               21,894
                       Chief Executive Officer   2002   50,000               14,173

Judy K. Brotherson     Vice-President,           2000   50,000    100,000     6,551
                       Secretary                 2001   50,000
                                                 2002   50,000

(1) Included in Other Annual Compensation are an auto lease paid for Gaylen Brotherson in fiscal 2000, 2001 and 2002, auto insurance for Gaylen Brotherson in fiscal 2000, 2001 and 2002, auto insurance for Judy Brotherson in fiscal 2000, 2001 and 2002, and life insurance premiums for Gaylen Brotherson and Judy Brotherson in years 2000, 2001 and 2002

OPTION GRANTS IN LAST FISCAL YEAR

None

OTHER INCENTIVES AND COMPENSATION

The Company does not have a formal stock option plan. Currently, stock options are granted by the Board of Directors. At October 31, 2002, there were only two employees, Gaylen Brotherson and Judy Brotherson, who had stock options. All options are exercisable. Below is a summary of existing options.

                         Number of   Strike    Expiration
      Name                 Shares    Price        Date
      ----                 ------    ------    ----------
Gaylen Brotherson          33,334    $ 2.25      2/15/06
                           25,000      1.20     10/31/08
                            1,667      1.20     10/31/08

Judy Brotherson           100,000      0.94       6/1/08
                           20,000      1.05      9/30/08
                            5,000      1.05     10/31/08

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of October 31, 2002 concerning shares of Common Stock with $.001 par value, the Company's only voting securities. This table includes all beneficial owners who own more than 5% of the outstanding voting securities, each of the Company's directors by each person who is known by the Company to own beneficially more than 5% of the outstanding voting securities of the Company, and by the Company's executive officers and directors as a group.

                  NAME AND ADDRESS       AMOUNT AND NATURE
TITLE OF CLASS   OF BENEFICIAL OWNER     OF BENEFICIAL OWNER    PERCENT OF CLASS
--------------   -------------------     -------------------    ----------------
Common Stock     Gaylen Brotherson         878,615 shares (1)         44.4%
                 9419 E. San Salvador
                 Suite 105
                 Scottsdale, AZ 85258

Common Stock     Judy Brotherson           801,301 shares (1)         40.5%
                 9419 E. San Salvador
                 Suite 105
                 Scottsdale, AZ 85258

Common Stock     CEDE & Co                 219,928                    11.1%
                 Box 220
                 Bowling Green Station
                 New York, NY 10274

Common Stock     All Directors and       1,679,916 shares             84.8%
                 Executive Officers as
                 a Group (five people)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its office space from Cactus Partnership. The managing partner of Cactus Partnership is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was,274,000 , $248,000 and $237,000 for the years ended October 31, 2002, 2001, and 2000, respectively. The Company signed a new lease with the affiliated entity on January 1, 1999. This new lease expires on December 31, 2003.

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

          Form 8-K Current Report was filed September 16, 2002. This Current Report contained the sworn statements of Gaylen M. Brotherson, Chief Executive Officer and Dennis M. O'Connor, Chief Financial Officer in the form specified by the Securities and Exchange Commission.

          Form 8-K Current Report was filed October 23, 2002 and amended October 30, 2002. This Current Report disclosed that Deloitte & Touche, LLP had declined to stand for re-election. The Current Report stated that the last two years reports did not contain an adverse opinion, that there were no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope of procedure.

          From 8-K Current Report was filed November 27, 2002. This Current Report stated that the firm Semple & Cooper, LLP has been engaged as the principal accountants of the Company.

The following documents are filed as part of this report under Part II Item 8:

Reference is made to the Index to Financial Statements and Financial Statement Schedules included in Item 9 of Part II hereof, where such documents are listed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

MBA Holdings, Inc.

By: /s/ Gaylen M. Brotherson                             Dated: January 22, 2003
    ------------------------------------
    Gaylen Brotherson
    Chairman of the Board
    and Chief Executive Officer

By: /s/ Dennis M. O'Connor                               Dated: January 22, 2003
    -----------------------------------
    Dennis M. O'Connor,
    Chief Financial Officer