Form 10-Q
period 2003-01-31
M B A HOLDINGS INC
filed 2003-03-07
CIK 1097273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003.

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-28221

                              M.B.A. HOLDINGS, INC.
           (Exact name of business issuer as specified in its charter)

                 Nevada                                  87-0522680
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

    9419 E. San Salvador, Suite 105
             Scottsdale, AZ                              85258-5510
(Address of principal executive offices)                 (Zip Code)

                                 (480)-860-2288
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Common Stock shares ($0.001 par value) outstanding at March 1, 2003:
1,980,187 shares.

MBA Holdings, Inc

                         PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of January 31, 2003
  and October 31, 2002                                                         2

Condensed Consolidated Statements of Loss and Comprehensive Loss
  for the three months ended January 31, 2003 and 2002                         4

Condensed Consolidated Statements of Cash Flows for the three
  months ended January 31, 2003 and 2002                                       5

Notes to Condensed Consolidated Financial Statements                           6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                           8

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            9

ITEM 4   CONTROLS AND PROCEDURES                                               9

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS                                                     9

SIGNATURES                                                                    11

CERTIFICATIONS                                                                12

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JANUARY 31, 2003 AND OCTOBER 31, 2002
--------------------------------------------------------------------------------

ASSETS                                              JANUARY 31,     OCTOBER 31,
                                                       2003            2002
                                                   ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                        $    772,967    $    611,520
  Restricted cash                                        66,599         284,966
  Investments                                           112,417         159,042
  Accounts receivable                                   415,594         182,300
  Prepaid expenses and other assets                       3,546          10,429
  Deferred direct costs                               4,106,377       4,206,456
  Income taxes receivable                               100,664         436,778
  Deferred income tax asset                             262,411         283,271
                                                   ------------    ------------
           Total current assets                       5,840,575       6,174,762
                                                   ------------    ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                    286,574         285,894
  Office equipment and furniture                        140,259         140,259
  Vehicle                                                15,000          16,400
  Leasehold improvements                                 80,182          80,182
                                                   ------------    ------------
           Total property and equipment                 522,015         522,735
  Accumulated depreciation and amortization            (384,571)       (368,065)
                                                   ------------    ------------
           Property and equipment - net                 137,444         154,670

Deferred direct costs                                 4,698,970       4,599,368
Deferred income tax asset                               251,373         284,175
                                                   ------------    ------------

TOTAL                                              $ 10,928,362    $ 11,212,975
                                                   ============    ============

                                                                     (CONTINUED)
See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JANUARY 31, 2003 AND OCTOBER 31, 2002
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT                         JANUARY 31,     OCTOBER 31,
                                                                 2003            2002
                                                             ------------    ------------
CURRENT LIABILITIES:
  Net premiums payable to insurance companies                $    723,645    $    793,389
  Accounts payable and accrued expenses                           683,071         632,519
  Note payable - officer (Note 7)                                 106,548         106,548
  Capital lease obligation - current portion                        5,283           8,222
  Deferred revenues                                             4,669,823       4,783,991
                                                             ------------    ------------
           Total current liabilities                            6,188,370       6,324,669

Other liabilities                                                  49,572          49,572
Deferred rent                                                      24,500          31,064
Deferred revenues                                               5,408,936       5,338,994
                                                             ------------    ------------
           Total liabilities                                   11,671,378      11,744,299
                                                             ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value; 20,000,000 shares
    authorized; none issued and outstanding
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 2,011,787 (2003 and 2002) shares issued;
    1,980,187 (2003 and 2002) shares outstanding                    2,012           2,012
  Additional paid-in-capital                                      200,851         200,851
  Accumulated other comprehensive loss                             (4,567)         (5,418)
  Retained earnings                                              (885,812)       (673,269)
  Less: 31,600 shares of common stock in treasury, at cost        (55,500)        (55,500)
                                                             ------------    ------------
        Total stockholders' deficit                              (743,016)       (531,324)
                                                             ------------    ------------

TOTAL                                                        $ 10,928,362    $ 11,212,975
                                                             ============    ============

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (UNAUDITED) THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                          JANUARY 31,
                                                                      2003           2002
                                                                  -----------    -----------
REVENUES:
  Vehicle service contract gross income                           $ 1,348,584    $ 1,652,046
  Net mechanical breakdown insurance income                            24,200        125,196
  MBI administrative service revenue                                   67,990         90,506
                                                                  -----------    -----------
           Total net revenues                                       1,440,774      1,867,748
                                                                  -----------    -----------
OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts             1,266,436      1,557,431
  Salaries and employee benefits                                      252,058        322,307
  Mailings and postage                                                  2,022         24,518
  Rent and lease expense                                               71,620         66,756
  Professional fees                                                    35,120         18,494
  Telephone                                                            25,266         17,710
  Depreciation and amortization                                        17,905         20,434
  Merchant and bank charges                                             1,783          1,406
  Insurance                                                             2,162          7,930
  Supplies                                                              4,293          5,338
  License and fees                                                      4,551          4,390
  Other operating expenses                                             20,896         39,263
                                                                  -----------    -----------
           Total operating expenses                                 1,704,112      2,085,977
                                                                  -----------    -----------
OPERATING LOSS                                                       (263,338)      (218,229)
                                                                  -----------    -----------
OTHER INCOME (EXPENSE):
  Finance and other fee income                                         10,157          6,783
  Interest income                                                       2,289          4,765
  Interest expense and fees                                            (1,518)          (910)
                                                                  -----------    -----------
           Other income - net                                          10,928         10,638
                                                                  -----------    -----------
LOSS BEFORE INCOME TAXES                                             (252,410)      (207,591)
INCOME TAXES                                                          (39,867)       (49,685)
                                                                  -----------    -----------
NET LOSS                                                          $  (212,543)   $  (157,906)
                                                                  ===========    ===========

BASIC AND DILUTED NET LOSS PER SHARE                              $     (0.11)   $     (0.08)
                                                                  ===========    ===========
AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                   1,980,187      1,980,187
                                                                  ===========    ===========

Net loss                                                          $  (212,543)   $  (157,906)
Other comprehensive (loss) gain net of tax:
    Net unrealized (loss) gain on available-for-sale securities         1,416           (164)
                                                                  -----------    -----------
Comprehensive loss                                                $  (211,127)   $  (158,070)
                                                                  ===========    ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                         JANUARY 31,
                                                                 --------------------------
                                                                     2003           2002
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $  (212,543)   $  (157,906)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                   17,906         20,434
      Unrealized (gain) loss on available-for-sale securities            851           (164)
      Deferred income taxes                                           53,662         13,838
      Changes in assets and liabilities:
        Restricted cash                                              218,367         (2,827)
        Accounts receivable                                         (233,294)       102,556
        Prepaid expenses and other assets                              6,883         30,042
        Deferred direct costs                                            477       (983,695)
        Net premiums payable to insurance companies                  (69,744)       141,269
        Accounts payable and accrued expenses                         50,552         (9,826)
        Income taxes receivable                                      336,114        (64,643)
        Other liabilities                                                  0        (24,766)
        Deferred rent                                                 (6,564)        (2,799)
        Deferred revenues                                            (44,226)       928,502
                                                                 -----------    -----------
           Net cash provided by (used in) operating activities       118,441         (9,985)
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (680)        (5,890)
  Sale of short-term investments                                      46,625            206
                                                                 -----------    -----------
          Net cash provided by (used in) investing activities         45,945         (5,684)
                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Drawings on line of credit                                         185,288             --
  Repayments of line of credit drawings                             (185,288)            --
  Payments on capital lease obligation                                (2,939)        (2,539)
                                                                 -----------    -----------
          Net cash (used in) financing activities                     (2,939)        (2,539)
                                                                 -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            161,447        (18,208)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       611,520      1,083,024
                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   772,967    $ 1,064,816
                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                       $     1,087    $        --
                                                                 ===========    ===========
    Cash received from income tax refunds                        $   431,186    $        --
                                                                 ===========    ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments), in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended January 31, 2003 may not be indicative of the results that may be expected for the year ending October 31, 2003. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2002.

2. NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE that requires dual presentation of BASIC and DILUTED EPS on the face of the statements of loss and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic loss per common share is computed on the weighted average number of shares of common stock outstanding during each period. Loss per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. As the company has a net loss for the three months ended January 31, 2003 and 2002, the average number of outstanding shares for basic and dilutive net loss per share is 1,980,187.

3. OTHER COMPREHENSIVE GAIN (LOSS)

Other comprehensive gain for the three months ended January 31, 2003 resulted from unrealized gains of $1,416 on available-for-sale investments. At January 31, 2002, there was $164 of unrealized losses on available-for-sale investments.

4. INVESTMENTS

All of the Company's investments (U.S. treasury bonds and certificates of deposits) are classified as available-for-sale and are stated at estimated fair value determined by the quoted market price.

5. INCOME TAXES

Provision for income taxes and related income tax receivable in the period ended January 31, 2003 reflect the Company's intent to carry back the current year losses to recover federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect.

6. RELATED PARTY TRANSACTIONS

The Company leases its office space from Cactus Partnership. The managing partner of Cactus Partnership is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $71,620 and $66,756 for the three months ended January 31, 2003 and 2002, respectively. The current lease expires on December 31, 2003.

On February 13, 2002, Gaylen Brotherson, the Chief Executive Officer, loaned the Company $73,398 and on October 31, 2002 loaned an additional $30,000. The loans mature on the anniversary date of the separate notes and the bear interest at a rate of 6%.

7. TREASURY STOCK

As of January 31, 2003 and 2002, the Company has purchased 31,600 shares of the Company's common stock. These shares were purchased for the purpose of retirement and bonuses to employees. Management will explore additional uses of the stock.

8. COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the sale of insurance and personnel matters and of disputes over outstanding accounts. The Company is currently involved in a dispute with one of its associated insurance companies over alleged wrongdoing, an alleged breach of its Administrative Agreement and over reimbursement for claims and cancellation expenditures. The Company maintains a $40,000 reserve for claims arising in the ordinary course of business and believes that this reserve is sufficient to cover the costs of such claims. On the basis of information presently available, management does not believe the settlement of any such claims or lawsuits will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

The Company has available a $300,000 working capital line of credit which was renewed on February 28, 2002 and expires on February 28, 2003. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of 3.15 % plus the thirty day dealer commercial paper rate, as published in The Wall Street Journal and are collateralized by the Company's investments. There were no borrowings outstanding at January 31, 2003.

9. NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and amends Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS -- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. The new rules apply to the classification and impairment analysis conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company adopted the standard beginning November 1, 2002. The adoption will not have a significant impact on the Company's financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS AS OF APRIL 2002", that, among other things, rescinded SFAS No. 4, "REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT." With the rescission of SFAS No. 4, companies generally will no longer classify early extinguishment of debt as an extraordinary item. The provision related to the rescission is effective for fiscal years beginning after May 15, 2002, and early application is encouraged. The Company adopted the standard beginning November 1, 2002. The adoption will not have a significant impact on the Company's financial position or results of operations.

In July, 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES", which replaces Emerging Issues Task Force Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for disposals after December 31, 2002. The Company adopted the standard beginning November 1, 2002. The adoption will not have a significant impact on the Company's financial position or results of operations.

10. RECLASSIFICATIONS

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2003 AND 2002

NET REVENUES

Net revenues for the fiscal quarter ended January 31, 2003 totaled $1,441,000, a decrease of $427,000 from the comparable 2002 quarter. The decline occurred in all areas of the Company's business and is the result of continued competition from vehicle manufacturers and others. The Company traditionally derives a large portion of its business from Credit Unions. These institutions are experiencing difficulty in competing with the zero percent interest programs being offered by manufacturers. Further hindering the revenue stream is the decrease in economic activity in the United States economy as a whole.

OPERATING EXPENSES

Operating costs decreased to $1,704,000 in the quarter ended January 31, 2003 down $382,000 from the $2,086,000 expended in the quarter ended January 31, 2002. The decrease is the result of a continuation of the Company's actions to curtail expenses wherever possible. The Company has incurred additional professional fee expenses in order to defend itself in a dispute with one of its associated insurance companies. The dispute alleges wrongdoing, a breach of its Administrative Agreement and over reimbursement for claims and cancellation expenditures. The Company maintains a reserve for claims arising in the ordinary course of business and believes that this reserve is sufficient to cover the costs of such claims.

OTHER INCOME (EXPENSE)

Other income (expense) remained essentially unchanged in the quarter ended January 31, 2003 at approximately $11,000. There were no significant income or expense items in either of the comparative periods.

INCOME TAXES

Provision for income taxes of $40,000 was recorded recognizing the Company's intent to carry back the current year losses to recover federal income taxes paid in prior years. This reduced tax has been partially offset by changes in the temporary differences created by the fluctuation in the deferred revenue and cost balances. Similar provisions for recoverable state income taxes were not recorded, as Arizona law does not allow for loss carryback.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF JANUARY 31, 2003 AND OCTOBER 31, 2002

Working capital at January 31, 2003 consisted of current assets of $5,841,000 and current liabilities of $6,188,000, or a current ratio of 0.94 : 1. At October 31, 2002 the working capital ratio was 0.98 : 1 with current assets of $6,175,000 and current liabilities of $6,325,000. Cash, cash equivalents and restricted cash decreased $57,000 primarily as a result of a change in the Company's claims cutoff procedures. The Company make all outstanding claims payments at the end of each month in order to prepare timely billings to its insurance companies. Accounts receivable decreased $234,000 as a result of these timely billings.

Deferred Revenues decreased $44,000 and Deferred Direct Costs remained essentially unchanged from balances at October 31, 2002. Deferred revenues consist of VSC gross sales and estimated administrative service fees related to MBI policies. Deferred direct costs are costs that are directly related to the sale of VSCs. Both revenues and costs are deferred and amortized over the periods of the policy term. The change is not significant.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of January 31, 2003, the amount owed to insurance companies decreased $70,000 over the balance at October 31, 2002. The change is due to the timing of payments remitted to the insurance companies.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company does not underwrite its own policies, a change in the current rates of inflation is not expected to have a material effect on the Company. However, the precise effect of inflation on operations cannot be determined.

Under the terms of the Company's VSC contracts that are reinsured with highly rated insurance companies such as Fireman's Fund Insurance Company and Heritage RRG, the Company is primarily responsible for liability under these contracts. In the unlikely event that the third party reinsuring companies were unable to meet their contractual commitments to the Company, the Company itself would be required to perform under the contracts. Such an event could have a material adverse effect on the Company's operations.

The Company does not have any outstanding debt or long-term receivables. Therefore, it is not subject to significant interest rate risk.

ITEM 4 CONTROLS AND PROCEDURES

In the quarter ended January 31, 2003, we did not make any significant changes in, nor take any corrective actions regarding our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we have performed an evaluation of disclosure controls and procedures during this quarter. We will conduct a similar evaluation each quarter.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

The Company is subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the sale of insurance and personnel matters and of disputes over outstanding accounts. The Company is currently involved in a dispute with one of its associated insurance companies over alleged wrongdoing, an alleged breach of its Administrative Agreement and over reimbursement for claims and cancellation expenditures. The Company maintains a $40,000 reserve for claims arising in the ordinary course of business and believes that this reserve is sufficient to cover the costs of such claims. On the basis of information presently available, management does not believe the settlement of any such claims or lawsuits will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

                                       MBA Holdings, Inc.


Dated: March 6, 2003                   By: /s/ Gaylen Brotherson
       -------------                       -------------------------------------
                                           Gaylen Brotherson
                                           Chairman of the Board and Chief
                                           Executive Officer


Dated: March 6, 2003                   By: /s/ Dennis M. O'Connor
       -------------                       -------------------------------------
                                           Dennis M. O'Connor
                                           Chief Financial Officer