Form 10-Q
period 2003-04-30
M B A HOLDINGS INC
filed 2003-06-13
CIK 1097273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:

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

Number of Common Stock shares ($0.001 par value) outstanding at May 1, 2003:
1,980,187 shares.

MBA Holdings, Inc

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of April 30, 2003
  and October 31, 2002                                                         2

Condensed Consolidated Statements of Loss and Comprehensive Loss
  for the three and six months ended April 30, 2003 and 2002                   4

Condensed Consolidated Statements of Cash Flows for the six months
  ended April 30, 2003 and 2002                                                5

Notes to Condensed Consolidated Financial Statements                           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                            8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            10

ITEM 4. CONTROLS AND PROCEDURES                                               11

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     11

SIGNATURES                                                                    13

CERTIFICATIONS                                                                14

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
APRIL 30, 2003 AND OCTOBER 31, 2002
--------------------------------------------------------------------------------

ASSETS                                               APRIL 30,      OCTOBER 31,
                                                       2003            2002
                                                   ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                        $    676,528    $    611,520
  Restricted cash                                       150,372         284,966
  Investments                                           114,835         159,042
  Accounts receivable                                   303,248         182,300
  Prepaid expenses and other assets                      16,195          10,429
  Deferred direct costs                               3,980,450       4,206,456
  Income taxes receivable                                83,004         436,778
  Deferred income tax asset                             257,527         283,271
                                                   ------------    ------------
           Total current assets                       5,582,159       6,174,762
                                                   ------------    ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                    295,730         285,894
  Office equipment and furniture                        140,259         140,259
  Vehicle                                                15,000          16,400
  Leasehold improvements                                 80,182          80,182
                                                   ------------    ------------
           Total property and equipment                 531,171         522,735
  Accumulated depreciation and amortization            (402,464)       (368,065)
                                                   ------------    ------------
           Property and equipment - net                 128,707         154,670

Deferred direct costs                                 4,731,085       4,599,368
Deferred income tax asset                               226,828         284,175
                                                   ------------    ------------

TOTAL ASSETS                                       $ 10,668,779    $ 11,212,975
                                                   ============    ============

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
APRIL 30, 2003 AND OCTOBER 31, 2002
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT                          APRIL 30,        OCTOBER 31,
                                                                 2003              2002
                                                              ------------    ------------
CURRENT LIABILITIES:
  Net premiums payable to insurance companies                 $    840,147    $    793,389
  Accounts payable and accrued expenses                            846,065         632,519
  Note payable - officer                                            86,549         106,548
  Capital lease obligation - current portion                         3,708           8,222
  Deferred revenues                                              4,532,619       4,783,991
                                                              ------------    ------------
           Total current liabilities                             6,309,088       6,324,669

Capital lease obligations and other liabilities - long term          3,259          49,572
Deferred rent                                                       15,749          31,064
Deferred revenues                                                5,413,031       5,338,994
                                                              ------------    ------------
           Total liabilities                                    11,741,127      11,744,299
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value; 20,000,000 shares
    authorized; none issued and outstanding
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 2,011,787 (2003 and 2002) shares issued;
    1,980,187 (2003 and 2002) shares outstanding                     2,012           2,012
  Additional paid-in-capital                                       200,851         200,851
  Accumulated other comprehensive loss                              (4,541)         (5,418)
  Accumulated deficit                                           (1,215,170)       (673,269)
  Less: 31,600 shares of common stock in treasury, at cost         (55,500)        (55,500)
                                                              ------------    ------------
        Total stockholders' deficit                             (1,072,348)       (531,324)
                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $ 10,668,779    $ 11,212,975
                                                              ============    ============

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (UNAUDITED) THREE AND SIX MONTHS ENDED APRIL 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED APRIL 30,   SIX MONTHS ENDED APRIL 30,
                                                          ----------------------------   --------------------------
                                                              2003           2002           2003           2002
                                                           -----------    -----------    -----------    -----------
REVENUES:
  Vehicle service contract gross income                    $ 1,325,527    $ 1,336,027    $ 2,674,111    $ 2,988,072
  Net mechanical breakdown insurance income                     27,771        (10,228)        51,971        114,968
  MBI administrative service revenue                            68,198         87,001        136,188        177,507
                                                           -----------    -----------    -----------    -----------
           Total net revenues                                1,421,496      1,412,800      2,862,270      3,280,547
                                                           -----------    -----------    -----------    -----------
OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts      1,251,877      1,300,266      2,518,313      2,857,697
  Salaries and employee benefits                               259,832        282,719        511,890        605,026
  Mailings and postage                                           2,308         14,737          4,330         39,255
  Rent and lease expense                                        89,939         66,312        161,559        133,068
  Professional fees                                             28,765         21,427         63,885         39,921
  Telephone                                                     42,355         19,561         67,621         37,270
  Depreciation and amortization                                 17,893         20,726         35,798         41,160
  Merchant and bank charges                                      1,928          2,375          3,711          3,782
  Insurance                                                      5,958          9,714          8,120         17,644
  Supplies                                                       3,059          2,386          7,352          7,724
  License and fees                                               7,593          6,951         12,145         11,341
  Other operating expenses                                      31,483          8,956         52,379         48,219
                                                           -----------    -----------    -----------    -----------
           Total operating expenses                          1,742,990      1,756,130      3,447,103      3,842,107
                                                           -----------    -----------    -----------    -----------
OPERATING LOSS                                                (321,494)      (343,330)      (584,833)      (561,560)
                                                           -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Finance and other fee income                                  39,320         27,231         49,478         33,973
  Interest income                                                1,655          3,411          3,944          8,176
  Interest expense and fees                                     (2,620)        (1,858)        (4,138)        (2,726)
                                                           -----------    -----------    -----------    -----------
           Other income - net                                   38,355         28,784         49,284         39,423
                                                           -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES                                      (283,139)      (314,546)      (535,549)      (522,137)
INCOME TAXES                                                    46,219       (111,755)         6,352       (161,740)
                                                           -----------    -----------    -----------    -----------
NET LOSS                                                   $  (329,358)   $  (202,791)   $  (541,901)   $  (360,397)
                                                           ===========    ===========    ===========    ===========

BASIC AND DILUTED NET LOSS PER SHARE                       $     (0.17)   $     (0.10)   $     (0.27)   $     (0.18)
                                                           ===========    ===========    ===========    ===========
AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                            1,980,187      1,980,187      1,980,187      1,980,187
                                                           ===========    ===========    ===========    ===========

Net loss                                                   $  (329,358)   $  (202,791)   $  (541,901)   $  (360,397)
Other comprehensive gain net of tax:
    Net unrealized gain on available-for-sale securities           851            735            877            571
                                                           -----------    -----------    -----------    -----------
Comprehensive loss                                         $  (328,507)   $  (202,056)   $  (541,024)   $  (359,826)
                                                           ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED APRIL 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                         APRIL 30,
                                                                --------------------------
                                                                   2003             2002
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $  (541,901)   $  (360,397)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                  34,399         41,159
      Gain on sale of fixed assets                                                 (12,000)
      Deferred income taxes                                          83,091        (20,104)
      Changes in assets and liabilities:
        Restricted cash                                             134,594         98,166
        Accounts receivable                                        (120,948)      (375,622)
        Prepaid expenses and other assets                            (5,766)        26,938
        Deferred direct costs                                        94,289     (1,411,962)
        Net premiums payable to insurance companies                  46,758        461,563
        Accounts payable and accrued expenses                       213,546        (58,367)
        Income taxes receivable                                     353,774        261,490
        Other liabilities                                           (49,572)
        Deferred rent                                               (15,315)        (5,596)
        Deferred revenues                                          (177,335)     1,438,939
                                                                -----------    -----------
           Net cash provided by operating activities                 49,614         84,207
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                        --         12,000
  Retirement of equipment                                             1,400
  Purchase of property and equipment                                 (9,836)       (14,805)
      Unrealized (gain) loss on available-for-sale securities           877            571
  Sale of short-term investments                                     44,207            984
                                                                -----------    -----------
          Net cash provided by (used in) investing activities        36,648         (1,250)
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Drawings on line of credit                                        185,288
  Repayments of line of credit drawings                            (185,288)
  Proceeds (repayment) of borrowing from officer                    (19,999)        73,398
  Payments on capital lease obligation                               (1,255)        (5,180)
                                                                -----------    -----------
          Net cash provided by (used in) financing activities       (21,254)        68,218
                                                                -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            65,008        151,175
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      611,520      1,083,024
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   676,528    $ 1,234,199
                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                      $       552    $ 2,063 552
                                                                ===========    ===========

    Cash received from income tax refunds                       $   431,186    $   425,396
                                                                ===========    ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED APRIL 30, 2003 AND 2002
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments), in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ended April 30, 2003 may not be indicative of the results that may be expected for the year ending October 31, 2003. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2002.

2. NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE that requires dual presentation of BASIC and DILUTED EPS on the face of the statements of loss and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic loss per common share is computed on the weighted average number of shares of common stock outstanding during each period. Loss per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. As the company has a net loss for the six months ended April 30, 2003 and 2002, the average number of outstanding shares for basic and dilutive net loss per share is 1,980,187.

3. OTHER COMPREHENSIVE GAIN (LOSS)

Other comprehensive gain for the three months ended April 30, 2003 and 2002 resulted from unrealized gains of $851 and $735 respectively on available-for-sale investments. During the six months ended April 30, 2003 and 2002, there were $877 and $571 of unrealized gains on available-for-sale investments.

4. INVESTMENTS

All of the Company's investments are classified as available-for-sale and are stated at estimated fair value determined by the quoted market price.

5. INCOME TAXES

Provision for income taxes and related income tax receivable in the periods ended April 30, 2003 and 2002 reflect the Company's intent to carry back the current year losses to recover federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect.

6. RELATED PARTY TRANSACTIONS

The Company leases its office space from Cactus Partnership. The managing partner of Cactus Partnership is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $85,452 and $62,177 for the three months ended April 30, 2003 and 2002 and $152,443.13 and $124,761 for the six months ended April 30, 2003 and 2002, respectively. The current lease expires on December 31, 2003.

On February 13, 2002, Gaylen Brotherson, the Chief Executive Officer, loaned the Company $73,398 and on October 31, 2002 loaned an additional $30,000. During the 2nd quarter of 2003, the Company repaid $22,067 of those loans. The loans mature on the anniversary date of the separate notes and the bear interest at a rate of 6%.

7. TREASURY STOCK

As of April 30, 2003 and 2002, the Company holds 31,600 shares of it's common stock in the Treasury. These shares were purchased for the purpose of retirement and bonuses to employees. Management will explore additional uses of the stock.

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

The Company has available a $200,000 working capital line of credit which was renewed on April 30, 2003 and expires on August 31, 2003. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of
3.15 % plus the thirty day dealer commercial paper rate, as published in The Wall Street Journal and are secured by the Company's investments. There were no borrowings outstanding at April 30, 2003.

9. NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE" (SFAS 148"). SFAS 148 amends the transition provisions of FASB No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"), for entities that voluntarily change to the fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decision with respect to stock-based employee compensation and amends APB Opinion No. 28, "INTERIM FINANCIAL REPORTING" ("APB 28") to require disclosure about such effects in interim financial information. The amendments to APB 28 for interim disclosure of pro forma results are effective for interim periods beginning after December 15, 2002, which for the Company is the three months ended April 30, 2003. The adoption had no significant impact on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any material entities will be consolidated with the Company as a result of FIN 46.

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

CRITICAL ACCOUNTING POLICIES

The Company has prepared the accompanying unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. The preparation of the financial statements requires the use of judgement and estimates that affect the reported amounts of revenues, expenses, assets and liabilities. The Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. The Company believes the following are its most critical accounting policies that affect significant areas and involve management's judgement and estimates. If these estimates differ significantly from actual results, the impact to the consolidated financial statements may be material.

Revenue Recognition

The Company receives a single commission for the sale of each mechanical breakdown insurance policy ("MBI") that compensates it both for the effort in selling the policy, and for providing administrative claims services as required. The Company has no direct liability for claims losses on MBI. It acts as the issuing insurance company's agent in these transactions. The Company apportions the commissions received in a manner that it believes is proportionate to the values of the services provided. The revenues relating to policy sales are recorded in income when the policy information is received and approved by the Company. The revenues related to providing administrative claims services are deferred and recognized in income on a straight-line basis over the actual life of the policy.

A vehicle service contract ("VSC") is a contract for certain defined services between the Company and the purchaser. The Company reinsures its obligations by obtaining an insurance policy that guarantees its obligations under the contract. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1, " ACCOUNTING FOR SEPARATELY PRICED EXTENDED WARRANTY AND PRODUCT MAINTENANCE CONTRACTS", revenues and costs associated with the sales of these contracts are deferred and recognized in income on a straight-line basis over the actual life of the contracts.

Income Taxes

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED APRIL 30, 2003 AND 2002

NET REVENUES

Net revenues for the fiscal quarter ended April 30, 2003 totaled $1,421,000, a slight increase of $8,000 over the comparable quarter in 2002. The variation occurred because of a slight change in the pricing mix of the products sold during the periods.

OPERATING EXPENSES

Operating costs decreased to $1,743,000 in the quarter ended April 30, 2003 down $13,000 from the $1,756,000 expended in the quarter ended April 30, 2002. The decrease is the result of a continuation of the Company's actions to curtail expenses wherever possible and a slight change in the cost of the mix of products sold.

OTHER INCOME (EXPENSE)

Total other income rose in the quarter ended April 30, 2003 by approximately $9,000 over the comparable 2002 quarter. The 2003 quarter included the receipt of the 2% fee that was negotiated as a part of the service termination agreement with two insurance companies in July 2002. The comparable 2002 quarter included the receipt of the proceeds from the sale of surplus equipment and the reimbursement of certain web development costs by an associated insurance company.

INCOME TAXES

Provision for income taxes in the quarter ended April 30, 2003 was recorded in the recognizing the Company's intent to carry back the current year losses to recover federal income taxes paid in prior years to the extent that such carrybacks remain available. Offsetting these credits were charges arising from changes in the temporary differences created by the fluctuation in the deferred revenue and deferred cost balances. Similar provisions for recoverable state income taxes were not recorded, as Arizona law does not allow for loss carryback.

COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002

NET REVENUES

The downward trend in revenues that has been noted in prior periods continued in the six months ended April 30, 2003 with net revenues down $419,000 from the comparable six months in 2002. The number of contracts and policies sold continues to decline as a result of continuing competitive pressure from the vehicle manufacturers.

OPERATING EXPENSES

Operating costs decreased to $3,447,000 in the six months ended April 30, 2003 down $395,000 from the $3,842,000 expended in the six months ended April 30, 2002. The decrease is the result of staff reductions and expense curtailments that have been instituted to protect the Company during this extended sales downturn.

OTHER INCOME (EXPENSE)

Other income (expense) rose in the six months ended April 30, 2003 by approximately $10,000 over the comparable 2002 period. As explained above, the six months in 2003 contained the receipt of the 2% fee that was negotiated as a part of the service termination agreement with two insurance companies in July 2002. The comparable 2002 half year contained the receipt of the proceeds from the sale of surplus equipment and the reimbursement of certain web development costs by an associated insurance company.

INCOME TAXES

Provision for income taxes in the six months ended April 30, 2003 were recorded in recognition of the Company's intent to carry back the current year losses to recover federal income taxes paid in prior years to the extent that such carrybacks remain available. Offsetting these credits were charges arising from changes in the temporary differences created by the fluctuation in the deferred revenue and deferred cost balances. Similar provisions for recoverable state income taxes were not recorded, as Arizona law does not allow for loss carryback.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF APRIL 30, 2003 AND OCTOBER 31, 2002

Working capital at April 30, 2003 consisted of current assets of $5,582,000 and current liabilities of $6,309,000, or a current ratio of 0.88 : 1. At October 31, 2002 the working capital ratio was 0.98 : 1 with current assets of $6,175,000 and current liabilities of $6,325,000. The decline occurred primarily because the Company has received substantially all of the prior period income taxes and therefore less to recover from current period losses.

Deferred Revenues decreased $177,000 and Deferred Direct Costs decreased $94,000 from balances at October 31, 2002. Deferred revenues consist of unearned VSC gross sales and estimated administrative service fees related to MBI policies. Deferred direct costs are costs that are directly related to the sale of VSCs. The change results from the overall decline in sales that has been experienced over the last several quarters.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of April 30, 2003, the amount owed to insurance companies increased $47,000 over the balance at October 31, 2002. The change is due to differences in the timing of payments remitted to the insurance companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company does not underwrite its own policies, a change in the current rates of inflation is not expected to have a material effect on the Company. Nevertheless, the precise effect of inflation on operations cannot be determined.

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

ITEM 4. CONTROLS AND PROCEDURES

In the quarter and six months ended April 30, 2003, we did not make any significant changes in, nor take any corrective actions regarding our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we have performed an evaluation of disclosure controls and procedures during this quarter. We will conduct a similar evaluation each quarter.

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

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

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

                                   MBA Holdings, Inc.


Dated: June 12, 2003               By: /s/ Gaylen Brotherson
--------------------                   -----------------------------------------
                                       Gaylen Brotherson
                                       Chairman of the Board and Chief Executive
                                       Officer


Dated: June 12, 2003               By: /s/ Dennis M. O'Connor
--------------------                   -----------------------------------------
                                       Dennis M. O'Connor
                                       Chief Financial Officer