Form 10-K/A
period 2002-10-31
M B A HOLDINGS INC
filed 2003-06-19
CIK 1097273

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDED FORM 10-K

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

                                     Bid
                               --------------
     Common Stock              High       Low
     ------------              ----       ---
Quarter of Fiscal 2002
First                          1.85      1.65
Second                         1.65      1.50
Third                          1.50      1.05
Fourth                         1.05      1.05

Quarter of Fiscal 2001
First                         $2.00     $1.06
Second                         2.00      1.06
Third                          4.70      1.45
Fourth                         2.15      1.85

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                             FISCAL YEAR ENDED OCTOBER 31,
                                                      --------------------------------------------------------------------------
                                                          2002            2001            2000           1999           1998
                                                      ------------    ------------    ------------   ------------   ------------
Net revenues                                          $  5,935,478    $ 16,468,434    $  8,323,876   $  5,597,524   $  3,289,477
Net (loss) income                                         (847,797)       (212,546)        177,149        148,016         13,771
Net (loss) income per common share (basic)                    (.43)           (.11)            .09            .07           0.01
Total assets                                            11,212,975       9,423,030      16,647,549     14,735,278      6,717,801
Long-term obligation and redeemable preferred stock             --           8,077          18,840             --             --
Cash dividends declared per common share                        --              --              --             --             --

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

Report of Management

Independent Auditors' Reports

Consolidated Balance Sheets

Consolidated Statements of Income and Comprehensive Income

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Schedule II - Valuation and Qualifying Accounts

                              REPORT OF MANAGEMENT

Board of Directors and Stockholders
M.B.A. Holdings, Inc.
Scottsdale, Arizona
January 13, 2003

Management is responsible for the accompanying consolidated financial statements and financial statement schedule, which have been prepared in conformity with accounting principals generally accepted in the United States of America. In preparing the financial statements and financial statement schedule, it is necessary for management to make informed judgements and estimates which it believes are appropriate under the circumstances. Financial information presented elsewhere in this annual report is consistent with that in the financial statements.

In meeting its responsibility for preparing reliable financial statements and financial statement schedules, the Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with corporate policy and management authorization. The Company believes its accounting controls provide reasonable assurance that errors or irregularities which could be material to the financial statements are prevented or would be detected within a timely period. In designing such control procedures, management recognizes judgements are required to assess costs and expected benefits of a system of internal accounting controls. Adherence to these policies and procedures is reviewed through a coordinated effort of the Company's accounting staff and independent accountants.

The Audit Committee of the Board of Directors is comprised solely of outside directors and is responsible for overseeing and monitoring the quality of the Company's accounting and auditing practices. The independent accountants have full and free access to the Audit Committee and meet periodically with the committee to discuss accounting, auditing and financial reporting matters.


/s/ Gaylen M. Brotherson
----------------------------------------
Gaylen M. Brotherson
Chairman and Chief Executive Officer


/s/ Dennis M. O'Connor
----------------------------------------
Dennis M. O'Connor
Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
M.B.A. Holdings, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of M.B.A. Holdings, Inc. and subsidiary (the "Company") as of October 31, 2002 and the related consolidated statement of operations and comprehensive (loss) income, stockholders' (deficit) equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index. These financial statements, and the financial statement schedule, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, and the financial statement schedule, based on our audit. The financial statements, and financial statement schedule, of the Company as of October 31, 2001 and 2000 were audited by other auditors whose report dated January 10, 2002, expressed an unqualified opinion on those statements and schedule.

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

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also , in our opinion, such financial statement schedule for the year ended October 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Semple & Cooper, LLP

Phoenix, Arizona
December 20, 2003

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
M.B.A. Holdings, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of M.B.A. Holdings, Inc. and subsidiary (the "Company") as of October 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for each of the two years in the period ended October 31, 2001. Our audits also included the financial statement schedule for the years ended October 31, 2001 and 2000 listed in the index These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, and the financial statement schedule for the years ended October 31, 2001 and 2000, based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2001 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended October 31, 2001 and 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
January 10, 2002

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

ASSETS                                                              2002            2001
                                                                ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                     $    611,520    $  1,083,024
  Restricted cash                                                    284,966         160,402
  Investments (Note 4)                                               159,042         160,853
  Accounts receivable, net of allowance for doubtful accounts
      of $0 (2002 and 2001)                                          182,300         146,310
  Prepaid expenses and other assets (Note 3)                          10,429          80,350
  Deferred direct costs                                            4,206,456       3,441,998
  Income tax receivable (Note 5)                                     436,778         395,487
  Deferred income tax asset (Note 5)                                 283,271         257,839
                                                                ------------    ------------
           Total current assets                                    6,174,762       5,726,263
                                                                ------------    ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                                 285,894         268,517
  Office equipment and furniture                                     140,259         140,043
  Vehicle                                                             16,400          16,400
  Leasehold improvements                                              80,182          80,182
                                                                ------------    ------------
           Total property and equipment                              522,735         505,142
  Accumulated depreciation and amortization                         (368,065)       (288,199)
                                                                ------------    ------------
           Property and equipment - net                              154,670         216,943

DEFERRED DIRECT COSTS                                              4,599,368       3,196,954
DEFERRED INCOME TAX ASSET (Note 5)                                   284,175         282,870
                                                                ------------    ------------

TOTAL ASSETS                                                    $ 11,212,975    $  9,423,030
                                                                ============    ============

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                       2002            2001
                                                                 ------------    ------------
CURRENT LIABILITIES:
  Net premiums payable to insurance companies                    $    793,389    $    385,113
  Accounts payable and accrued expenses                               632,519         489,208
  Note payable - officer (Note 7)                                     106,548              --
  Capital lease obligation - current portion (Note 7)                   8,222          10,888
  Deferred revenues                                                 4,783,991       3,979,793
                                                                 ------------    ------------
           Total current liabilities                                6,324,669       4,865,002
Capital Lease Obligation - net of current portion  (Note 7)                --           8,077
Other Liabilities                                                      49,572         225,410
Deferred Rent                                                          31,064          42,256
Deferred Revenues                                                   5,338,994       3,963,543
                                                                 ------------    ------------
           Total liabilities                                       11,744,299       9,104,288
                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 6, 7,8 and 9)                         --              --
STOCKHOLDERS' (DEFICIT) EQUITY (Note 6):
  Preferred stock, $.001 par value; 20,000,000 shares
    authorized; none issued and outstanding                                --              --
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 2,011,787 shares issued; 1,980,187 outstanding          2,012           2,012
  Additional paid-in-capital                                          200,851         200,851
  Accumulated other comprehensive (loss), net of tax                   (5,418)         (3,149)
  Retained earnings (deficit)                                        (673,269)        174,528
  Less: 31,600 shares of common stock in treasury, at cost            (55,500)        (55,500)
                                                                 ------------    ------------
        Total stockholders' (deficit) equity                         (531,324)        318,742
                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY             $ 11,212,975    $  9,423,030
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

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                        ACCUMULATED                                      TOTAL
                                   COMMON STOCK           ADDITIONAL       OTHER        RETAINED                     STOCKHOLDERS'
                             -------------------------       PAID      COMPREHENSIVE    EARNINGS       TREASURY        (DEFICIT)
                               SHARES         AMOUNT      IN-CAPITAL      INCOME        (DEFICIT)       STOCK           EQUITY
                             ----------    -----------    -----------   -----------    -----------    -----------    -----------
BALANCE, NOVEMBER 1, 1999     2,011,787    $     2,012    $   200,851            --    $   209,925             --        412,788
  Unrealized gain on
    available-for-sale
    securities                                                               12,215                                       12,215
  Treasury stock                                                                                      $   (55,500)       (55,500)
  Net income                                                                               177,149                       177,149
                             ----------    -----------    -----------   -----------    -----------    -----------    -----------
BALANCE, OCTOBER 31, 2000     2,011,787          2,012        200,851        12,215        387,074        (55,500)       546,652
  Unrealized loss on
    available-for-sale
    securities                                                              (15,364)                                     (15,364)
  Net loss                                                                                (212,546)                     (212,546)
                             ----------    -----------    -----------   -----------    -----------    -----------    -----------
BALANCE, OCTOBER 31, 2001     2,011,787          2,012        200,851        (3,149)       174,528        (55,500)       318,742
  Unrealized loss on
    available-for-sale                                                       (2,269)                                      (2,269)
    securities
  Net loss                                                                                (847,797)                     (847,797)
                             ----------    -----------    -----------   -----------    -----------    -----------    -----------
BALANCE, OCTOBER 31, 2002     2,011,787    $     2,012    $   200,851   $    (5,418)   $  (673,269)   $   (55,500)   $  (531,324)
                             ==========    ===========    ===========   ===========    ===========    ===========    ===========

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

          NUMBER OF SHARES USED IN COMPUTING INCOME PER SHARE

                                                     YEAR ENDED OCTOBER 31,
                                              ----------------------------------
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
                                              ==========  ==========  ==========

     k. STOCK-BASED COMPENSATION - The Company adopted SFAS No. 123 during 1997, which requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation costs to be measured based on the fair value of the equity instrument awarded. The Company has elected to measure its stock-based compensation awards to employees based on the provisions of APB Opinion No. 25. APB No. 25 allows recognition of compensation cost based on the intrinsic value of the equity instrument awarded rather than fair value.

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

4. MARKETABLE SECURITIES

The following table summarizes the Company's available for sale securities as of October 31, 2002 and October 31, 2001:

                                                                    OCTOBER 31, 2002
                                                  ---------------------------------------------------
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
                                                  ==========   ==========    ==========    ==========

                                                                    OCTOBER 31, 2001
                                                  ---------------------------------------------------
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

The Company has recorded receivables for recoverable taxes. The 2001 and 2002 net operating losses incurred were carried back and deducted from prior years taxable income. The Company has received refunds from the application of these carry backs. At October 31, 2002, $278,688 of FY 2000 taxable income remains available for future 2003 net operating loss carry back.

The deferred tax assets at October 31, 2002 and 2001 are composed of the tax effects of:

                                                      2002         2001
                                                   ---------    ---------
Current deferred tax asset:

Current deferred revenues net of current
  deferred expenses                                $ 236,789    $ 218,521
Non-deductible reserve for claims                     16,400           --
Deferred compensation                                              20,704
Non-deductible vacation accruals                      19,837       18,614
Unrealized gains (losses) in other comprehensive
  Income (loss)                                       10,245           --
Arizona loss carryforward                            208,107       89,094
Valuation allowance - contra                        (208,107)     (89,094)
                                                   ---------    ---------

Total                                              $ 283,271    $ 257,839
                                                   =========    =========

Long term deferred tax asset:

Long term deferred revenues net of long term
  deferred expenses                                $ 303,247    $ 308,536
Excess of net book basis of fixed assets
  over tax basis                                     (19,072)     (25,666)
                                                   ---------    ---------

Total                                              $ 284,175    $ 282,870
                                                   =========    =========

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

                                                      WEIGHTED AVERAGE
                    EXERCISE        EXPIRATION        CONTRACTUAL LIFE
         OPTIONS     PRICE            DATE               (IN YEARS)
        --------    --------        ----------        ----------------
          33,334    $ 2.25       February 15, 2006           3.30
          25,000      1.20      September 30, 2008           5.92
           1,667      1.20       October 31, 2008            6.01
         100,000      0.94         June 1, 2008              5.59
          20,000      1.05      September 30, 2008           5.92
           5,000      1.05       October 31, 2008            6.01
        --------                                            -----
         185,001                                             4.68
        ========                                            =====

                                                             2002           2001           2000
                                                          ----------     ----------     ----------
Net (loss) income                       As reported       $ (847,797)    $ (212,546)    $  177,149
                                        Pro forma         $ (847,797)    $ (212,546)    $  177,149

Basic net (loss) income per share       As reported       $    (0.43)    $    (0.11)    $     0.09
Diluted net (loss) income per share                       $    (0.43)    $    (0.11)    $     0.08

Basic net (loss) income per share       Pro forma         $    (0.43)    $    (0.11)    $     0.09
Diluted net (loss) income per share                       $    (0.43)    $    (0.11)    $     0.08

A summary of the activity regarding the Company's outstanding options for the years ended October 31 is presented below:

                                                  2002                  2001                  2000
                                           -------------------   -------------------   -------------------
                                                      WEIGHTED              WEIGHTED              WEIGHTED
                                                       AVERAGE               AVERAGE               AVERAGE
                                                      EXERCISE              EXERCISE              EXERCISE
                                            SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                           --------   --------   --------   --------   --------   --------
Options outstanding at beginning of year    185,001   $   1.23    185,001   $   1.23    185,001   $   1.23
Options granted                                  --         --         --         --         --         --
Options exercised                                --         --         --         --         --         --
Options cancelled                                --         --         --         --         --         --
                                           --------   --------   --------   --------   --------   --------

Options outstanding at end of year          185,001   $   1.23    185,001   $   1.23    185,001   $   1.23
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

10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                        FOR THE YEAR ENDED OCTOBER 31, 2002
                              --------------------------------------------------------
                                  1ST            2ND            3RD            4TH
                                  QTR            QTR            QTR            QTR
                              -----------    -----------    -----------    -----------
Net revenues                  $ 1,867,748    $ 1,412,800    $ 1,380,276    $ 1,274,654
Gross profit                      310,307        112,534        209,780        113,445
Net (loss) income                (157,906)      (202,791)      (218,743)      (268,357)
Net (loss) income per share         (0.08)         (0.10)         (0.11)         (0.14)

                                        FOR THE YEAR ENDED OCTOBER 31, 2001
                              --------------------------------------------------------
                                  1ST            2ND            3RD            4TH
                                  QTR            QTR            QTR            QTR
                              -----------    -----------    -----------    -----------
Net revenues                  $ 2,131,466    $ 2,349,498    $10,813,767    $ 1,173,703
Gross profit                      522,228        402,172        848,066        293,939
Net (loss) income                 (35,510)       (99,361)       173,436       (251,111)
Net (loss) income per share         (0.02)         (0.05)          0.09          (0.13)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               Column C - Additions
                             Column B          (1)               (2)
                            Balance at      Charged to        Charged to        Column D         Column E
     Column A              Beginning of     costs and           Other          Deductions       Balance at
    Description               Period         expenses          accounts         describe       End of period
    -----------            ------------     ----------        ----------       ----------      -------------
October 31, 2002
Arizona
Income
Taxes                      $  (89,094)      $ (150,878)       $        0       $   31,865        $ (208,107)

October 31, 2001
Arizona
Income
Taxes                      $        0       $  (89,094)                                          $  (89,094)

October 31, 2000

None

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not had disagreements with its accountants on any matter regarding accounting principles or financial statement disclosures.

The data required by Item 304 of Regulation S-K is set forth below:

Item 304 (a)(1)

     (i) Deloitte & Touche LLP, the former certifying accountant declined to stand for re-election on October 21, 2002.
     (ii) Deloitte & Touche LLP's report on the financial statements for the last two years did not contain an adverse opinion nor a disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principals.
    (iii) The decision not to stand for re-election was communicated to the audit committee of the Board of Directors by Deloitte & Touche LLP.
     (iv) During M.B.A. Holdings, Inc.'s two most recent fiscal years and during the subsequent interim periods preceding Deloitte & Touche LLP's decision not to stand for re-election, there have been no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.
     (v) Deloitte & Touche LLP has not advised the registrant of any concerns about:
          (A)  The Internal Controls of the registrant
          (B) The reliability of management's representation or the financial statements prepared by management
          (C) Deloitte & Touche LLP has not advised the registrant of the need to significantly expand the scope of its audit, nor has it advised the registrant that information has come to Deloitte & Touche LLP's attention, that if further investigated may (i) materially impact the fairness or reliability of previously issued audit reports or the underlying financial statements issued, or (ii) cause it to be unwilling to rely on management's representations or be associated with the registrant's financial statements.

          (D) Deloitte & Touche LLP has not advised the registrant that information has come to Deloitte & Touche LLP's attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

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

Michael Gannon, 46, is the Information Systems Manager. He is a graduate of Devry Technical Institute. Mr. Gannon has been employed by the Company since January 1995. He has helped develop M.B.A's integrated computer system to serve all customer service, claims, data entry, and sales functions for all the different products M.B.A. offers.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides the annual and other compensation of the Chief Executive Officer and any other employee who qualifies under Regulation S-K section 229.402 for the years ended October 31, 2000, 2001 and 2002.

                                                                  ANNUAL COMPENSATION         LONG-TERM COMPENSATION
                                                              ----------------------------    ----------------------
                                                                                              Restricted      Stock
                                                                                                Stock         Option
                                                                                    Other      (shares)      (shares)
Name of Principal         Position                    Year    Salary      Bonus      (1)        awards        awards
-----------------         --------                    ----    ------      -----      ---        ------        ------
Gaylen M. Brotherson      Chairman of Board           2000    50,000    $100,000    22,115
                          President and               2001    50,000                21,894
                          Chief Executive Officer     2002    50,000                14,173


Judy K. Brotherson        Vice-President,             2000    50,000     100,000     6,551
                          Secretary                   2001    50,000
                                                      2002    50,000

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

                               Number of         Strike         Expiration
     Name                       Shares            Price            Date
     ----                      ---------         ------         ----------
Gaylen Brotherson               33,334           $ 2.25           2/15/06
                                25,000             1.20          10/31/08
                                 1,667             1.20          10/31/08

Judy Brotherson                100,000             0.94            6/1/08
                                20,000             1.05           9/30/08
                                 5,000             1.05          10/31/08

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

                   NAME AND ADDRESS            AMOUNT AND NATURE         PERCENT
TITLE OF CLASS   OF BENEFICIAL OWNER          OF BENEFICIAL OWNER       OF CLASS
--------------   -------------------          -------------------       --------
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

MBA Holdings, Inc.

By: /s/ Gaylen M. Brotherson                             Dated: January 22, 2003
    -----------------------------------
    Gaylen Brotherson
    Chairman of the Board and
    Chief Executive Officer

By: /s/ Dennis M. O'Connor                               Dated: January 22, 2003
    -----------------------------------
    Dennis M. O'Connor,
    Chief Financial Officer