Form 10-Q
period 2003-07-31
M B A HOLDINGS INC
filed 2003-09-12
CIK 1097273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended July 31, 2003.

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

                                 (480) 860-2288
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)

[ ] Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Common Stock shares ($0.001 par value) outstanding at September 1, 2003: 1,980,187 shares.

MBA Holdings, Inc

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of July 31, 2003 and
October 31, 2002                                                               2

Condensed Consolidated Statements of Loss and Comprehensive Loss for
the three and nine months ended July 31, 2003 and 2002                         4

Condensed Consolidated Statements of Cash Flows for the nine months ended
July 31, 2003 and 2002                                                         5

Notes to Condensed Consolidated Financial Statements                           6

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8

Item 3   Quantitative and Qualitative Disclosures about Market Risk           10

ITEM 4.  Controls and Procedures                                              11

                           PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                                      11

Signatures                                                                    12

Certifications                                                                13

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JULY 31, 2003 AND OCTOBER 31, 2002
--------------------------------------------------------------------------------

ASSETS                                               July 31,        October 31,
                                                       2003             2002
CURRENT ASSETS:
  Cash and cash equivalents                        $     25,694    $    611,520
  Restricted cash                                       215,484         284,966
  Investments                                           117,072         159,042
  Accounts receivable                                   287,703         182,300
  Prepaid expenses and other assets                      11,197          10,429
  Deferred direct costs                               3,819,798       4,206,456
  Income taxes receivable                                83,004         436,778
  Deferred income tax asset                             190,464         283,271
                                                   ------------    ------------

           Total current assets                       4,750,416       6,174,762
                                                   ------------    ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                    295,730         285,894
  Office equipment and furniture                        140,259         140,259
  Vehicle                                                15,000          16,400
  Leasehold improvements                                 80,182          80,182
                                                   ------------    ------------

           Total property and equipment                 531,171         522,735
  Accumulated depreciation and amortization            (420,415)       (368,065)
                                                   ------------    ------------

           Property and equipment - net                 110,756         154,670

Deferred direct costs                                 4,790,389       4,599,368
Deferred income tax asset                               234,333         284,175
                                                   ------------    ------------

TOTAL ASSETS                                       $  9,885,894    $ 11,212,975
                                                   ============    ============

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JULY 31, 2003 AND OCTOBER 31, 2002
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT                           July 31,        October 31,
                                                                  2003              2002
CURRENT LIABILITIES:
  Net premiums payable to insurance companies                 $    767,199    $    793,389
  Accounts payable and accrued expenses                            621,714         632,519
  Note payable - officer                                            86,549         106,548
  Capital lease obligation - current portion                         4,089           8,222
  Deferred revenues                                              4,369,862       4,783,991
                                                              ------------    ------------

           Total current liabilities                             5,849,413       6,324,669

Capital lease obligations and other liabilities - long term          1,558          49,572
Deferred rent                                                        9,185          31,064
Deferred revenues                                                5,472,688       5,338,994
                                                              ------------    ------------

           Total liabilities                                    11,332,844      11,744,299
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value; 20,000,000 shares
    authorized; none issued and outstanding
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 2,011,787 (2003 and 2002) shares issued;
    1,980,187 (2003 and 2002) shares outstanding                     2,012           2,012
  Additional paid-in-capital                                       200,851         200,851
  Accumulated other comprehensive loss                              (4,133)         (5,418)
  Accumulated deficit                                           (1,590,180)       (673,269)
  Less: 31,600 shares of common stock in treasury, at cost         (55,500)        (55,500)
                                                              ------------    ------------

        Total stockholders' deficit                             (1,446,950)       (531,324)
                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $  9,885,894    $ 11,212,975
                                                              ============    ============

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
  COMPREHENSIVE  LOSS (UNAUDITED)
THREE AND NINE MONTHS ENDED JULY 31, 2003 AND 2002

------------------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended July 31,     Nine Months Ended July 31,
                                                                               2003          2002           2003            2002
REVENUES:
  Vehicle service contract gross income                                    $ 1,301,469    $ 1,240,574    $ 3,975,580    $ 4,228,647
  Net mechanical breakdown insurance income                                     31,070         40,014         83,041        154,982
  MBI administrative service revenue                                            68,118         99,688        204,306        277,195
                                                                           -----------    -----------    -----------    -----------
           Total net revenues                                                1,400,657      1,380,276      4,262,927      4,660,824
                                                                           -----------    -----------    -----------    -----------
OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts                      1,227,856      1,170,496      3,746,169      4,028,192
  Salaries and employee benefits                                               259,026        290,524        770,916        895,550
  Mailings and postage                                                           9,094         12,879         13,424         52,134
  Rent and lease expense                                                        86,708         66,969        248,267        200,037
  Professional fees                                                             32,647         26,457         96,532         66,378
  Telephone                                                                     43,981         34,893        111,602         72,163
  Depreciation and amortization                                                 17,951         19,977         53,749         61,136
  Merchant and bank charges                                                      2,265          3,357          5,976          7,139
  Insurance                                                                      5,865          7,345         13,985         24,989
  Supplies                                                                       1,323          2,469          8,675         10,193
  License and fees                                                               3,812          5,050         15,956         16,391
  Other operating expenses                                                      34,818         87,338         87,197        135,559
                                                                           -----------    -----------    -----------    -----------
           Total operating expenses                                          1,725,346      1,727,754      5,172,448      5,569,861
                                                                           -----------    -----------    -----------    -----------
OPERATING LOSS                                                                (324,689)      (347,478)      (909,521)      (909,037)
                                                                           -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Finance and other fee income                                                   6,201          7,077         16,292         20,175
  Interest income                                                                1,955          3,127          5,899         11,302
  Interest expense                                                                (460)        (3,075)        (4,598)        (5,836)
  Other income                                                                   1,626         10,501         41,013         31,410
                                                                           -----------    -----------    -----------    -----------
           Other income - net                                                    9,322         17,630         58,606         57,051
                                                                           -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES                                                      (315,367)      (329,848)      (850,915)      (851,986)
INCOME TAXES                                                                    59,643       (111,105)        65,996       (272,845)
                                                                           -----------    -----------    -----------    -----------
NET LOSS                                                                   $  (375,010)   $  (218,743)   $  (916,911)   $  (579,141)
                                                                           ===========    ===========    ===========    ===========

BASIC AND DILUTED NET LOSS PER SHARE                                       $     (0.19)   $     (0.11)   $     (0.46)   $     (0.29)
                                                                           ===========    ===========    ===========    ===========

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                            1,980,187      1,980,187      1,980,187      1,980,187
                                                                           ===========    ===========    ===========    ===========

Net loss                                                                   $  (375,010)   $  (218,743)   $  (916,911)   $  (579,141)
Other comprehensive gain (loss) net of tax:
    Net unrealized loss (gain) on available-for-sale securities                    408         (6,656)         1,284         (6,085)
                                                                           -----------    -----------    -----------    -----------
Comprehensive loss                                                         $  (374,602)   $  (225,399)   $  (915,627)   $  (585,226)
                                                                           ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                          JULY 31,
                                                                    2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $  (916,911)   $  (579,141)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                  52,350         61,136
      Gain (loss) on sale of fixed assets                             1,284        (22,501)
      Deferred income taxes                                         142,651        (10,654)
      Changes in assets and liabilities:
        Restricted cash                                              69,482        (14,825)
        Accounts receivable                                        (105,403)      (154,597)
        Prepaid expenses and other assets                              (768)        28,228
        Deferred direct costs                                       195,636     (1,724,849)
        Net premiums payable to insurance companies                 (26,190)       397,941
        Accounts payable and accrued expenses                       (10,805)       (70,972)
        Income taxes receivable                                     353,774        144,637
        Dealer Commission No Charge Back Reserve                    (49,572)
        Deferred rent                                               (21,879)        (8,394)
        Deferred revenues                                          (280,435)     1,728,178
                                                                -----------    -----------
           Net cash (used in) operating activities                 (596,786)      (225,813)
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                                   22,501
  Retirement of equipment                                             1,400
  Purchase of property and equipment                                 (9,836)       (16,748)
   Unrealized (gain) on available-for-sale securities                               (6,085)
  Sale of  investments                                               41,970          4,867
                                                                -----------    -----------
          Net cash provided by investing activities                  33,534          4,535
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Drawings on line of credit                                        185,288        378,020
  Repayments of line of credit drawings                            (185,288)      (378,020)
  Proceeds (repayment) of borrowing from officer                    (19,999)        73,398
  Payments on capital lease obligation                               (2,575)        (7,918)
                                                                -----------    -----------
          Net cash provided by (used in) financing activities       (22,574)        65,480
                                                                -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (585,826)      (155,798)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      611,520      1,083,024
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    25,694    $   927,226
                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                      $     1,506    $     3,797
                                                                ===========    ===========
    Cash received from income tax refunds                       $   431,186    $   407,296
                                                                ===========    ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED JULY 31, 2003 AND 2002
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments), in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the nine months ended July 31, 2003 may not be indicative of the results that may be expected for the year ending October 31, 2003. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2002.

2. NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share that requires dual presentation of basic and diluted EPS on the face of the statements of loss and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic loss per common share is computed on the weighted average number of shares of common stock outstanding during each period. Loss per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding during each period. As the company has a net loss for the nine months ended July 31, 2003 and 2002, the average number of outstanding shares for basic and dilutive net loss per share is 1,980,187.

3. OTHER COMPREHENSIVE GAIN (LOSS)

Other comprehensive gain (loss) resulted from unrealized gains of $408 in the three months ended July 31, 2003 and unrealized losses of $6,656 in the three months ended July 31, 2002 on available-for-sale investments. The nine months included $1,284 of unrealized gains in the period ended July 31, 2003 and $6,085 of unrealized losses in the period ended July 31, 2002 on available-for-sale investments.

4. INVESTMENTS

All of the Company's investments are classified as available-for-sale and are stated at estimated fair value determined by the quoted market price.

5. INCOME TAXES

Provision for income taxes and related income tax receivable in the periods ended July 31, 2003 and 2002 reflect the Company's intent to carry back the current year losses to recover federal income taxes paid in previous years to the extent that such prior period tax payments are available for loss carry back. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back. The Company has received tax refunds totaling $431,186 during fiscal 2003 from the carry back of these losses.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect. The Company has provided a Valuation Allowance of $34,200 for the value of deferred tax assets that may not be realized.

6. RELATED PARTY TRANSACTIONS

The Company leases its office space from Cactus Partnership. The managing partner of Cactus Partnership is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $81,640 and $63,432 for the three months ended July 31, 2003 and 2002 and $234,083 and $188,193 for the nine months ended July 31, 2003 and 2002, respectively. The current lease expires on December 31, 2003.

In February 2002, Gaylen Brotherson, the Chief Executive Officer, loaned the Company $73,398 and in October 2002 loaned an additional $30,000. During February 2003, the Company repaid $22,067 of those loans. The loans mature on the anniversary date of the separate notes and the bear interest at a rate of 6%.

7. TREASURY STOCK

As of July 31, 2003 and 2002, the Company holds 31,600 shares of it's common stock in the Treasury. These shares were purchased for the purpose of retirement and bonuses to employees. Management is exploring additional uses of the stock.

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

The Company has available a $200,000 working capital line of credit which was renewed on April 30, 2003 and expires on August 31, 2003. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of
3.15 % plus the thirty day dealer commercial paper rate, as published in The Wall Street Journal and are secured by the Company's investments. There was borrowings of $172,925 outstanding at July 31, 2003.

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

Provision for recoverable income taxes and related income tax receivable in the period ended July 31, 2003 and the year ended October 31, 2002 reflect the Company's intent to carry back the current year losses to recover federal income taxes paid in previous years. Arizona law does not provide for the carry back of losses and therefore provisions for recoverable state income taxes have not been provided. The Company has received the refunds ($431,186) relating to the carry back of losses incurred in the year ended October 31, 2002.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JULY 31, 2003 AND 2002

NET REVENUES

Net revenues for the fiscal quarter ended July 31, 2003 totaled $1,401,000, a slight increase of $20,000 over the comparable quarter in 2002. The variation occurred because of the effects of changes in the number of policies sold, in the amounts of revenue deferred and of increases in the prices of the products sold during the periods. The negative effect of the volume decline was substantially offset by the deferral and pricing effects.

OPERATING EXPENSES

Operating costs decreased to $1,725,000 in the quarter ended July 31, 2003 down $3,000 from the $1,728,000 expended in the quarter ended July 31, 2002. The decrease is the result of a continuation of the Company's actions to curtail expenses wherever possible. The Company did experience some cost increases as it continued its investment in web-based programming and the leasing of file servers aimed at increasing Internet sales. Professional fees increased in the period as the Company continued its defense against one of its associated insurance companies.

OTHER INCOME (EXPENSE)

Total other income declined in the quarter ended July 31, 2003 by approximately $8,000 under the comparable 2002 quarter. The 2002 quarter included the proceeds from the sale of a mailing inserter that was excess to the Company's needs. No similar event occurred in the 2003 quarter.

INCOME TAXES

The provision for income taxes in the quarter ended July 31, 2003 does not reflect benefit from the carry back the current year losses to recover federal income taxes paid in prior years as no further prior period tax payments remain available for recovery. The tax charges arise from the continued establishment of a Valuation Allowance that recognizes that the current year net operating losses may not be fully recoverable.

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 2003 AND 2002

NET REVENUES

The downward trend in revenues that has been noted in prior periods continued in the nine months ended July 31, 2003 with net revenues down $398,000 from the comparable nine months in 2002. The number of contracts and policies sold continues to decline due to competitive pressure from the vehicle manufacturers. The decline in the volume of policies sold has been offset, in part, by decreases in the amount of revenues deferred and by increases in the pricing received for the policies sold.

OPERATING EXPENSES

Operating costs decreased to $5,172,000 in the nine months ended July 31, 2003 down $398,000 from the $5,570,000 expended in the nine months ended July 31, 2002. The decrease is the result of staff reductions and expense curtailments instituted to protect the Company during this extended sales downturn. The Company did experience some cost increases as it continued its investment in web-based programming and the leasing of file servers aimed at increasing Internet sales.

OTHER INCOME (EXPENSE)

Other income (expense) remained essentially unchanged in the nine months ended July 31, 2003 compared to the prior year. The nine months of Fiscal 2003 included the receipt of the 2% fee that was negotiated as a part of the service termination agreement with two insurance companies in July 2002. The comparable 2002 period included the receipt of the proceeds from the sale of surplus equipment and the reimbursement of certain web development costs by an associated insurance company.

INCOME TAXES

Provision for income taxes and related income tax receivable in the periods ended July 31, 2003 and 2002 reflect the Company's intent to carry back the current year losses to recover federal income taxes paid in previous years to the extent that such prior period tax payments are available for loss carry back. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back. The Company has received tax refunds totaling $431,186 in Fiscal 2003 from the carry back of net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF JULY 31, 2003 AND OCTOBER 31, 2002

Working capital at July 31, 2003 consisted of current assets of $4,750,000 and current liabilities of $5,849,000, or a current ratio of 0.81: 1. At October 31, 2002 the working capital ratio was 0.98: 1 with current assets of $6,175,000 and current liabilities of $6,325,000. The decline occurred primarily because the Company has received substantially all of the prior period income tax refunds and has less to recover in the current period.

Deferred Revenues decreased $280,000 and Deferred Direct Costs decreased $196,000 from balances at October 31, 2002. Deferred revenues consist of unearned VSC gross sales and estimated administrative service fees related to MBI policies. Deferred direct costs are costs that are directly related to the sale of VSCs. The change results from the overall decline in policy sales which the Company has experienced over the last several quarters. The effect of the decline was partially mitigated by increased policy prices and lower revenue deferrals.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company does not underwrite its own policies, a change in the current rate of inflation is not expected to have a material effect on the Company. Nevertheless, the precise effect of inflation on operations cannot be determined.

Under the terms of the VSC contracts, the Company is primarily responsible for liability under these contracts. The Company reinsures its liability with highly rated insurance companies such as Fireman's Fund Insurance Company and Heritage Warranty Mutual Insurance Risk Retention Group, Inc. In the unlikely event that the third party reinsuring companies were unable to meet their contractual commitments to the Company, the Company itself would be required to perform under the contracts. Such an event could have a material adverse effect on the Company's operations.

The Company does not have any long-term receivables. However, the Company does have outstanding balances on its line of credit. A significant change in interest rates could have a material adverse effect on the Company's operating results.

ITEM 4. CONTROLS AND PROCEDURES

In the quarter and nine months ended July 31, 2003, we did not make any significant changes in, nor take any corrective actions regarding our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we have performed an evaluation of disclosure controls and procedures during this quarter. We will conduct a similar evaluation each quarter.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

The Company is subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the sale of insurance and personnel matters and of disputes over outstanding accounts. The Company is currently involved in a dispute with one of its associated insurance companies over alleged wrongdoing, an alleged breach of its Administrative Agreement and over reimbursement for claims and cancellation expenditures. The matter has been referred to binding arbitration. The arbitration is scheduled for the Fall of 2003. The Company maintains a $40,000 reserve for claims arising in the ordinary course of business and believes that this reserve is sufficient to cover the costs of such claims. On the basis of information presently available, management does not believe the settlement of any such claims or lawsuits will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

                                            MBA Holdings, Inc.


Dated: September 10, 2003                   By: /s/ Gaylen Brotherson
-------------------------                   ------------------------------------
                                            Gaylen Brotherson
                                            Chairman of the Board and
                                            Chief Executive Officer


Dated: September 10, 2003                   By: /s/ Dennis M. O'Connor
-------------------------                   ------------------------------------
                                            Dennis M. O'Connor
                                            Chief Financial Officer