Form 10-K
period 2003-10-31
M B A HOLDINGS INC
filed 2004-01-29
CIK 1097273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from _____________________ to______________________

Commission file number


                              M.B.A. HOLDINGS, INC.
           (Exact name of business issuer as specified in its charter)

             Nevada                                   87-0522680
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

 9419 E. San Salvador, Suite 105
       Scottsdale, Arizona                             85258-5510
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code  (480) 860-2288

Securities registered under Section 12(b) of the Exchange Act: None.


         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                                (Title of class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. As of December 31, 2003, the aggregate market value non-affiliates of the registrant as reported on NASDAQ, was $468,520.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of December 31, 2003, there were 2,061,787 shares of the issuer's common stock issued and 2,030,187 outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 42(b) or
(c) or under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1980). None

                                     Part I

Item 1. Business

M.B.A. Holdings, Inc. (the "Company"), through its wholly owned subsidiary, Mechanical Breakdown Administrators, Inc., markets and administers vehicular mechanical breakdown insurance ("MBI") policies and sells contracts for repair services to vehicles ("VSCs"). The MBI policies and VSC contracts are for the repair of automobiles, light trucks, recreational vehicles, motorcycles, boats and certain automotive components.

MECHANICAL BREAKDOWN INSURANCE

The Company acts as an agent for insurance companies and sells their MBI policies. In addition, it provides marketing educational/support services and arranges for sub-agents to sell the policies. After the sale, the Company provides third-party administrative policy services (claims adjudication, cancellation processing and technical computer services) for policies sold by the Company or its sub-agents. The MBI policies are contracts of insurance for repair services to vehicles that are entered into between the insurance companies and the ultimate consumer/purchaser. The insurance company is directly liable for the costs of claims that arise under the terms of the insurance policy. The Company currently has agency and/or servicing agreements with American Bankers Insurance Group of Florida, Kemper Cost Management, Inc., Heritage Warranty Mutual Insurance RRG, Inc., Fireman's Fund Insurance Company and American Security Insurance Company.

MBI policies have terms that range from twelve (12) to eighty-four (84) months and generally contain elapsed mileage limitations. Actual repairs or replacements covered by the policies are made by independent repair facilities. The costs of the repairs remain the responsibility of the insurance company that provided the MBI policy.

The policy premium has been established by the insurance companies and agreed to by the Company and insurance regulators. In general, at the time an MBI policy is sold, approximately 51% - 60% of the premium is retained by the insurance company, approximately 20%-36% of the premium is paid to the sub-agent (if applicable). The remainder is paid to the Company as its sales commission and fee for providing administrative policy services.

For the years ended October 31, 2003, 2002, and 2001, the net revenues related to sales and servicing of MBI policies represented approximately 50%, 71% and 64%, respectively, of the Company's net revenues less direct acquisition costs of vehicle service contracts.

VEHICLE SERVICE CONTRACTS

The Company markets and administers VSC programs that supplement the manufacturer's warranty and enhance the profitability of the sale of automobiles, light trucks, recreational vehicles, motorcycles, boats and automotive components. These contracts are sold principally through dealerships. A VSC is a contract between the Company and the consumer/purchaser that offers repair coverage for periods ranging from one (1) to eighty-four (84) months and/or with mileage limitations ranging from 1,000 to 100,000 miles. The coverage is for a broad range of possible failures of mechanical components that may occur during the term of the contract. The coverage is supplemental to the manufacturers' warranty. The Company is primarily responsible for the administration of the contract and related claims during the life of the contract.

At the time a VSC is sold, the Company purchases an insurance policy that insures its' liability. This coverage provides indemnification to the Company against loss resulting from service contract claims. The insurance protection is provided by highly rated independent insurance companies including Heritage Warranty Mutual Insurance RRG, Inc. and Fireman's Fund Insurance Company.

For the years ended October 31, 2003, 2002, and 2001, the net VSC revenues less direct acquisition costs related to sales and servicing of VSCs represented approximately 50%, 29% and 36%, respectively, of the Company's total net revenues less direct acquisition costs of vehicle service contracts. The relative increase in VSC revenues as a percent of total business written is the result of the Company's ability to establish selling agency relationships with Internet direct marketers like Consumers' Guide and to increases in the Company's direct Internet sales.

VIRTUAL PRIVATE NETWORK

The Company has developed a computerized sales system using the Internet that it calls its Virtual Private Network ("VPN"). The VPN enables financial institutions, dealerships and the general public to obtain individualized policy/contract pricing using their personal computer. The system user provides the VPN with the vehicle identification number of the vehicle being insured together with a few other specific data items. The VPN returns an accurate premium quotation and provides the customer with the ability to purchase the policy/contract on line. When an Internet purchase is made, the system transmits the completed application, approval and policy data directly to the financial institution/dealership/purchaser and prints the insurance policy itself on an on-site printer. The information gathered in the quotation process is transmitted directly to the Company's policy management system. Payments for Internet sales are accomplished either by credit card or by a billing to the financial institution/dealership.

SIGNIFICANT CUSTOMERS

In 2003, a national insurance brokerage firm accounted for $2,433,000 of VSC sales while another major customer accounted for $1,673,000 of 2003 VSC sales. These two firms combined accounted for 77% of all 2003 VSC sales. The Company services these accounts under contracts that are subject to renewal annually.

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

SALES AND MARKETING

The Company maintains its own staff of sales and marketing personnel. This individual conducts the sales training and motivational programs that are the primary form of specialized assistance provided by the Company to its retailers/dealers and financial institutions. As an adjunct to these programs, the Company develops the training materials that are used at these educational seminars. In addition, the Company markets its products directly to consumers through its VPN and through selected automobile magazine advertisements.

The number of policies and contracts sold annually during the last three fiscal years are:

                                                               Number of
Time Period                                             Policies and Contracts
-----------                                           --------------------------
For the twelve months ended October 31, 2003                   4,858
For the twelve months ended October 31, 2002                   8,130
For the twelve months ended October 31, 2001                  15,847


The decline in the numbers of policies and contracts sold is due to a loss of market share by the Company's associated credit unions. This loss was due to increased competition for the financing of vehicle sales and the extended warranties that are sold at the time of financing. The loans by the vehicle manufacturers including zero interest rate loans and cash refunds have changed the manner in which vehicle buyers finance their purchases of both the vehicle and the extended warranty program. Furthermore, recent federal privacy legislation has forced the

Company to eliminate its' very successful direct mail program. The Company is no longer able to obtain customer information from state vehicle licensing bureaus and is therefore unable to mail the marketing literature.

The Company will continue to look for ways to increase sales including strategic alliances with vehicle sellers and others, the inclusion of other types of mechanical equipment such as watercraft and off-road vehicles and the further expansion of its VPN system to more directly reach the ultimate consumer with its product information.

FEDERAL AND STATE REGULATION

Federal law and the statutes of most states regulate the MBI and VSC programs that are developed and marketed by the Company. The Company continually reviews all existing and proposed statutes and regulations to ascertain their applicability to its existing and future operations. Generally, these state laws regulate the type of coverage that is allowed to be offered within that state.

The Company or its principals are licensed in the following states: Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, West Virginia, Wisconsin, and Wyoming.

The Company makes every effort to comply with all applicable statutes and regulations. Nevertheless, it cannot be assured that its interpretations, if challenged, would be upheld by a court or regulatory body. On every occasion that the Company has been notified that it is not in compliance with state regulation, the Company has been able to take the steps necessary to achieve compliance. The Company has recently been notified by the state of Arizona that certain changes will be required in order to continue sales in that state. The Company is working with Arizona Department of Insurance officials to find ways to meet Arizona's requirements.

In the event the Company's authorization to do business in a specific state is challenged successfully, the Company may be required to cease operations in that state and could suffer financial sanctions. These actions, should they occur, could have materially adverse consequences and could affect the Company's ability to continue operating. However, within the framework of current statutes, the Company does not believe that this is a present concern.

EMPLOYEES

The Company and its subsidiary employed 29 individuals at October 31, 2003 and 32 at October 31, 2002. There is one external sales person who is responsible to recruit and train the insurance agents or representatives of the financial institutions and dealerships in the M.B.A. product line. In addition, the Company has assigned five individuals to handle customer inquiries that many times result in direct sales. The remainder of the staff is assigned to the management and support departments including: claims adjudication, data entry, information systems, finance and administration.

The Company is not a party to a collective bargaining agreement.

Item 2. Properties

The Company's executive offices are located in leased premises at 9419 E. San Salvador Drive, Suite 105, Scottsdale, Arizona. The Company leases approximately 19,750 square feet from Cactus Family Investments, LLC, a firm in which the Company's Chief Executive Officer and Vice President are principals. The current lease has an original five-year term that expired December 31, 2003. The Company has entered into a lease extension agreement that provides for a month-to-month rental pending renegotiation. The original lease provided for annual base rent payments ranging from $212,000 to $276,000. The lease extension requires monthly payments equal to that required in the last month of the original lease (Approximately $25,000 per month). The expiring lease terms and pricing have been established at fair market value that was determined by comparison to other leases in the area for similar space. (See Item 14 Certain Relationships and Related Transactions).

Item 3. Legal Proceedings

The Company is subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions connected with the sale of insurance, with personnel matters and with disputes over outstanding accounts. The Company is currently involved in a dispute with one of its associated insurance companies over alleged wrongdoing, an alleged breach of its Administrative Agreement and over reimbursement for claims and cancellations expenditures. The Company maintains a reserve for claims arising in the ordinary course of business and believes that this reserve is sufficient to cover the costs of such claims. Based on the information presently available and considering the Company's Executive and Officers' Liability coverage, management does not believe the settlement of any such claims or lawsuits will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during this fiscal year, through the solicitation of proxies or otherwise.

Controls and Procedures

In the year ended October 31, 2003, we did not make any significant changes in, nor take any corrective actions regarding our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we have performed an evaluation of disclosure controls and procedures during this final quarter. We will conduct a similar evaluation each quarter.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock has been reported in NASDAQ, and currently is reported on NASDAQ's OTC: BB under the trading symbol "MBAI". As of October 31, 2003, there were 2,061,787 common shares issued and 2,030,187 outstanding. On that date, the closing bid price for the Company's common stock, as reported by NASDAQ was $1.60. The following is a summary of the price range of the Company's common stock during its 2003 and 2002 fiscal years:

                                                      Bid
                                              ------------------
      Common Stock                            High           Low
-----------------------------------------------------------------
Quarter of Fiscal 2003
First                                         1.05          1.00
Second                                        2.00          1.01
Third                                         1.60          1.37
Fourth                                        1.60          1.60

Quarter of Fiscal 2002
First                                         1.85          1.65
Second                                        1.65          1.50
Third                                         1.50          1.05
Fourth                                        1.05          1.05

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

During the fiscal year ended 2003, the Company issued 50,000 unregistered common shares.

Item 6. Selected Financial Data

Fiscal Year ended October 31,                              2003            2002             2001            2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                                         $  5,628,408     $  5,935,478     $ 16,468,434     $  8,323,876    $  5,597,524
Net (loss) income                                      (1,785,460)        (847,797)        (212,546)         177,149         148,016
Net (loss) income per common share (basic)                   (.90)            (.43)            (.11)             .09             .07
Total assets                                            9,747,162       11,212,975        9,423,030       16,647,549      14,735,278

Long-term obligation and redeemable preferred stock         8,301               --            8,077           18,840              --
Cash dividends declared per common share                       --               --               --               --              --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

This discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The selected financial information is derived from the Company's historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.


CRITICAL ACCOUNTING POLICIES

The Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth below, discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at that date and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for deferred tax assets and accounts receivable. In addition, we consider the potential impairment of our long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results and one that requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

        Revenue Recognition - Net revenues includes the commissions earned on sales of MBI, fees for providing administrative claims services related to the MBI sold and revenues related to the sales and servicing of VSC.

                The Company receives a commission from the sale of each MBI policy. That commission is payment for marketing the policy and for providing administrative claims and cancellation services. The Company has elected early adoption of Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". It will recognize the revenue earned from each MBI policy on a straight-line basis over the term of that policy.

                Customers generally have the right to cancel their policy or vehicle service contract at any time. When a customer cancels the policy or contract, the unused portion of the policy or contract premium is returned to the customer after deduction of a cancellation fee. The Company, the insurance companies, and the sub-agents (if applicable) repay their unearned balance on the policy to the customer. The cancellation fee is retained entirely by the Company. When a policy is cancelled, the Company records the Company's portion of the cancellation repayment (net of any cancellation fee received and net of any related deferred revenue) as a reduction or increase (as applicable) in total revenues.

                VSCs are contracts between the Company and the purchaser. The Company insures its obligations by obtaining an insurance policy that guarantees the Company's obligations under the contract. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1 Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, revenues and costs associated with the sales of these contracts are deferred and recognized in income on a straight-line basis over the actual life of the contracts.

        Deferred Income Taxes - Deferred income tax is recorded based upon differences between the financial statement and tax basis of assets and liabilities using income tax rates currently in effect. The decline in the number of contracts sold and the losses that the Company has experienced in both the current year and prior years have placed serious doubt on the Company's ability to realize the value of the deferred income tax assets that were recorded in earlier years. Accordingly, a valuation allowance equal to 100% of the value of the deferred income tax asset has been provided in the current year.

        The    Company  will  continue  to  evaluate  its  critical   accounting
               policies and adjust them as circumstances dictate.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR 2003 AND FISCAL YEAR 2002

NET REVENUES

Net revenues for the year ended October 31, 2003 totaled $5,628,000, a decrease of $307,000 from the year ended October 31, 2002 net revenues of $5,935,000. The decrease in net revenues is the result of increased competition for vehicle sales and loans by the vehicle manufacturers including zero interest rate loans and expanded initial warranty programs. As discusses above, during Fiscal 2003, the Company elected to adopt EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The effect of this action is to defer all MBI related revenue over the life of the underlying policy. This policy adoption has resulted in less MBI revenue being recognized in the current year. The Company is attempting to reverse this downward trend with its VPN system and with increased marketing contacts with other Internet vendors.

In 2001 two underwriters transferred the responsibility for the administration of their contracts and policies to an unrelated third party relieving the Company of the majority of its continuing responsibilities. The Company continues to perform certain administrative duties relating to the calculation and administration of policy and contract cancellation for these underwriters. Approximately $11,000 of net deferred income remains at October 31, 2003 to offset costs to be incurred in administrating the cancellations of these policies.

OPERATING EXPENSES

Operating expenses decreased $409,000 to $6,915,000 in the year ended October 31, 2003 compared to the similar period ended October 31, 2002. Excluding VSC direct acquisition costs, operating expenses declined $249,000 and were 33% of net revenues in 2003 compared to 36% in 2002 as the Company continued to reduce expenses where ever possible. These efforts resulted in total personnel costs being reduced $150,897 from the prior year. The expense reductions were accomplished through task combinations and staffing reductions.

OTHER INCOME (EXPENSE)

Other income increased $31,000 to $64,000 primarily as a result of the Company collecting a contractual override from one of its insurance companies. Interest income declined $7,000 from $14,000 in fiscal 2002 to $7,000 in fiscal

2003 as a result of the nation-wide decline in interest rates and to the decline in funds available for investment. There were $3,000 of realized gains on investments in 2003. There were no realized gains in 2002.

INCOME TAXES

Provisions for income taxes in the period ended October 31, 2003 reflect the fact that the Company is no longer able to carry back current year losses to recover federal income taxes paid in previous years. The period ended October 31, 2002 included provisions for such loss carry back. The Company received $431,000 during the year from the carry back of those prior year losses. The differences in the effective tax rates in fiscal 2003 compared to fiscal 2002 is the result of changes in the deferrals, an increase in the valuation allowance to 100% and the receipt of the federal income tax loss carry back refund.

PENDING ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities ("FIN 46") which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The Company is currently evaluating the application of FIN 46 as it relates to the potential consolidation of Cactus Family Investments, LLC, an entity owned by the majority shareholders of the Company.

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

The Company continues to perform certain administrative duties relating to the calculation and administration of policy and contract cancellations. At the date the responsibility transfer was recognized (July 31, 2001), the remaining balance in deferred revenue and deferred direct acquisition costs relating to these underwriters that is available to offset against future cancellation administration equaled $1,537,000 of deferred revenue and $1,455,000 of deferred direct acquisition costs. The Company will recognize this revenue and expense over the remaining life of the policies or contracts. If an individual policy or contract is cancelled, the company will recognize the remaining portion of the unearned revenue and direct acquisition cost as a current event. Approximately $56,000 of net deferred income remains at October 31, 2002 to offset costs to be incurred in administrating the cancellations of these policies.

The Company also wrote off a receivable from the underwriters for deferred administrative costs. When a policy or contract is sold, the Company would remit a portion of their commission to the underwriter for an administrative services reserve. As these policies and contracts expire, the underwriters would return that portion of the administrative services reserve to the Company. The administrative release agreements contained provisions whereby the Company agreed to forfeit all of the deferred administrative costs remitted to the underwriters. The total amount written off was $254,000. The net effect of the above adjustments was to increase fiscal 2001 net operating income by $490,000.

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

INCOME TAXES

Provisions for income taxes in the period ended October 31, 2002 and 2001 reflect the Company's intent to carry back the current year losses to recover federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back. The differences in the effective tax rates in fiscal 2002 compared to fiscal 2001 is the result of the valuation allowance placed on the state net operating loss carry forward and the recording of the federal income tax loss carry back. The Company received $425,000 in such refunds during fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF OCTOBER 31, 2003 AND OCTOBER 31, 2002

The Company incurred significant losses during the current fiscal year and has experienced additional losses in prior years. A related party has advanced funds on demand notes and through the deferral of rent payments (See Note 4) in order to overcome working capital deficiencies during the year. Subsequent to October 31, 2003, the Company granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. The lack of continuing working capital infusions could affect future operations. Accordingly, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss in November and December 2003 and expects such losses to continue into the early months of 2004. The Company continues to pursue cost cutting measures and to seek additional business to reduce working capital needs

Working capital at October 31, 2003 consisted of current assets of $4,825,000 and current liabilities of $6,412,000, or a current ratio of 0.75: 1. At October 31, 2002, the current ratio was 0.97:1 with current assets of $6,156,000 and current liabilities of $6,325,000.

As of October 31, 2003, the Company's cash position decreased to $740,000 from $896,000 at October 31, 2002. Of this amount, $291,000 is classified as restricted cash in 2003 and $285,000 in 2002. The largest component of the restricted cash represented claims payment advances provided by insurance companies. These advances enable the Company to make claims payments on behalf of the insurance companies. The increase in restricted cash in 2003 is due to timing of reimbursements. The continuing decline in sales volume has resulted in lower premiums being held on deposit pending payment to the insurance companies and therefore lower cash balances.

Deferred direct costs, including both the current and non-current portions, decreased $271,000 to $8,535,000 at October 31, 2003 from $8,806,000 at October
31, 2002. Direct costs are costs that are directly related to the sale of VSCs. These costs are deferred in the same manner as are VSC revenue. The decrease is the result of a continuation of lower than normal sales levels.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of October 31, 2003, the amount owed to the insurance companies decreased by $57,000 to $736,000 from $793,000 at October 31, 2002. The change is due to the timing of payments remitted to and reimbursements received from the insurance companies.

Deferred revenues, including both the current and non-current portions, decreased $243,000 to $9,880,000 at October 31, 2003 from $10,123,000 at October
31, 2002. Deferred revenue consists of VSC gross sales and estimated administrative service fees relating to the sales of MBI policies. The decrease is due to the continuing decline in sales volume in 2003.

The Company is operating with a working capital line of credit from Merrill Lynch that expired November 30, 2003. The Company intends to repay this indebtedness in the near future. The Company has received advances from related parties that are secured by a short-term note payable to its Chief Executive Officer. As of October 31, 2003, the related party indebtedness increased $328,000 to $545,000 from $217,000 at October 31, 2002. The Company's ability to fund its operations over the short-term is not hindered by lack of short-term funding as the Chief Executive Officer and principal shareholder has provided additional funds as needed. The Company uses premiums received to pay agent commissions, to fund operations and to supplement claims payment advances provided by insurance companies to administer and pay claims. The Company believes its future operations may require advances from its principal shareholder. There is no assurance that such advances will be made.

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

Item 7A.  Qualitative Information about Market Risk

Since the Company does not underwrite its own policies, a change in the current rate of inflation is not expected to have a material effect on the Company. The precise effect of inflation on operations however cannot be determined.

The Company does not have any long-term receivables and its line of credit debt is fully secured by marketable securities. Therefore, it is not subject to significant interest rate risk.

The Company has a net loss of $1,785,000 for the twelve months ended October 31, 2003. This net loss is due to the Company having a substantial decline in MBI market share from increased competition. The future effect of this increased competition may have an adverse effect on future earnings.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Index to Consolidated Financial Statements for the years ended October 31, 2003, 2002, and 2001:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income (Loss)

Consolidated Statements of Stockholders' Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF MANAGEMENT
Board of Directors and Stockholders
M.B.A. Holdings, Inc.
Scottsdale, Arizona
January  29, 2004

Management is responsible for the accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, it is necessary for management to make informed judgements and estimates which it believes are appropriate under the circumstances. Financial information presented elsewhere in this annual report is consistent with that in the financial statements.

In meeting its responsibility for preparing reliable financial statements, the Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with corporate policy and management authorization. The Company believes its accounting controls provide reasonable assurance that errors or irregularities, which could be material to the financial statements, are prevented or would be detected within a timely period. In designing such control procedures, management recognizes judgements are required to assess costs and expected benefits of a system of internal accounting controls. Adherence to these policies and procedures is reviewed through a coordinated effort of the Company's accounting staff and independent auditors.

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

Gaylen M. Brotherson
Chairman and Chief Executive Officer


/s/ Dennis M. O'Connor

Dennis M. O'Connor
Chief Financial Officer

REPORT of INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Board of Directors and Stockholders
M.B.A. Holdings, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of M.B.A. Holdings, Inc. and subsidiary (the "Company") as of October 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive loss, stockholders' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of October 31, 2001 were audited by other auditors whose report dated January 10, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2003 and 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations, anticipates additional losses in the next year and has insufficient working capital as of October 31, 2003 to fund such losses. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.


/s/  Semple & Cooper, LLP
Phoenix, Arizona
January  16, 2004

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2003 AND 2002

----------------------------------------------------------------------------------------------
ASSETS                                                                2003             2002
                                                                 ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                                      $    448,240     $    611,520
  Restricted cash                                                     291,437          284,966
  Investments (Note 5)                                                117,203          159,042
  Accounts receivable, net of allowance for doubtful accounts
      of $0 (2003 and 2002)                                           232,184          182,300
  Prepaid expenses and other current assets                             5,248           10,429
  Deferred direct costs                                             3,730,410        4,206,456
  Income tax receivable (Note 6)                                           --          436,778
  Deferred income tax asset (Note 6)                                       --          264,198
                                                                 ------------     ------------
           Total current assets                                     4,824,722        6,155,689
                                                                 ------------     ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                                  309,128          285,894
  Office equipment and furniture                                      140,259          140,259
  Vehicle                                                              15,000           16,400
  Leasehold improvements                                               80,182           80,182
                                                                 ------------     ------------
           Total property and equipment                               544,569          522,735
  Accumulated depreciation and amortization                          (426,661)        (368,065)
                                                                 ------------     ------------
           Property and equipment - net                               117,908          154,670

DEFERRED DIRECT COSTS                                               4,804,532        4,599,368
DEFERRED INCOME TAX ASSET (Note 6)                                         --          303,248
                                                                 ------------     ------------
TOTAL ASSETS                                                     $  9,747,162     $ 11,212,975
                                                                 ============     ============

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2003 AND 2002

------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT                                 2003             2002
                                                                  ------------     ------------
CURRENT LIABILITIES:
  Net premiums payable to insurance companies                     $    736,442     $    793,389
  Accounts payable and accrued expenses                                622,756          522,136
  Line of credit borrowings                                            196,897               --
  Accounts and note payable - officer (Note 8)                         516,309          216,931
  Capital lease obligations (Note 8)                                     7,882            8,222
  Deferred revenues                                                  4,332,133        4,783,991
                                                                  ------------     ------------
           Total current liabilities                                 6,412,419        6,324,669
Capital lease obligation - net of current portion  (Note 8)              8,301               --
Other liabilities                                                           --           49,572
Deferred rent                                                            4,809           31,064
Deferred income taxes                                                    4,666               --
Deferred revenues - net of current portion                           5,548,214        5,338,994
                                                                  ------------     ------------
           Total liabilities                                        11,978,409       11,744,299
                                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES (Notes 7,8, 9 and 10)                         --               --
STOCKHOLDERS' DEFICIT (Note 2 and 7):
  Preferred stock, $.001 par value; 20,000,000 shares
    authorized; none issued and outstanding                                 --               --
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 2,061,787 shares issued; 2,030,187 outstanding           2,062            2,012
  Additional paid-in-capital                                           280,801          200,851
  Accumulated other comprehensive income (loss), net of tax                119           (5,418)
  Retained deficit                                                  (2,458,729)        (673,269)
  Less: 31,600 shares of common stock in treasury, at cost             (55,500)         (55,500)
                                                                  ------------     ------------
        Total stockholders' deficit                                 (2,231,247)        (531,324)
                                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $  9,747,162     $ 11,212,975
                                                                  ============     ============

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001

---------------------------------------------------------------------------------------------------------------

                                                                         2003             2002             2001
NET REVENUES:
  Vehicle service contract gross income                          $  5,328,915     $  5,406,387     $ 15,136,581
  Net mechanical breakdown insurance income                           299,493          529,091        1,331,853
                                                                 ------------     ------------     ------------
Total net revenues                                                  5,628,408        5,935,478       16,468,434
                                                                 ------------     ------------     ------------
OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts             5,029,185        5,189,412       14,402,029
  Salaries and employee benefits                                    1,036,242        1,187,139        1,399,267
  Mailings and postage                                                 17,932          101,287          121,416
  Related party rent expense                                          311,912          251,625          248,010
  Lease expense                                                        13,842           20,636           34,498
  Professional fees                                                   132,232          160,379           91,357
  Telephone                                                           147,346           89,907           96,896
  Depreciation and amortization                                        59,996           79,866           78,833
  Merchant and bank charges                                             6,475            8,853           20,783
  Insurance                                                            21,587           32,613           32,959
  Supplies                                                             11,990           13,884           28,709
  License and fees                                                     21,493           26,717           24,104
  Other operating expenses                                            104,578          162,080          146,958
                                                                 ------------     ------------     ------------
           Total operating expenses                                 6,914,810        7,324,398       16,725,819
                                                                 ------------     ------------     ------------
OPERATING LOSS                                                     (1,286,402)      (1,388,920)        (257,385)
                                                                 ------------     ------------     ------------
OTHER INCOME (EXPENSE):
  Finance fee income                                                   21,476           26,210           20,120
  Interest income                                                       7,414           13,870           51,288
  Interest expense                                                    (13,924)          (8,121)         (10,775)
  Other income (expense)                                               63,906           33,333             (293)
  Realized gains on investments                                         2,914               --           15,629
                                                                 ------------     ------------     ------------
        Other income - net                                             81,786           65,292           75,969
                                                                 ------------     ------------     ------------
LOSS BEFORE INCOME TAXES                                           (1,204,616)      (1,323,628)        (181,416)
INCOME TAXES (Note 6)                                                 580,844         (475,831)          31,130
                                                                 ------------     ------------     ------------
NET LOSS                                                         $ (1,785,460)    $   (847,797)    $   (212,546)
                                                                 ============     ============     ============
BASIC NET LOSS PER SHARE                                         $      (0.90)    $      (0.43)    $      (0.11)
                                                                 ============     ============     ============
DILUTED NET LOSS PER SHARE                                       $      (0.90)    $      (0.43)    $      (0.11)
                                                                 ============     ============     ============
AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC                                               1,982,653        1,980,187        1,980,187
                                                                 ============     ============     ============
AVERAGE NUMBER OF COMMON AND
  DILUTIVE SHARES OUTSTANDING                                       1,982,653        1,980,187        1,980,187
                                                                 ============     ============     ============
Net loss                                                         $ (1,785,460)    $   (847,797)    $   (212,546)
Other comprehensive income net of tax:
  Net unrealized gain (loss) on available-for-sale securities           5,537           (2,269)         (15,364)
                                                                 ------------     ------------     ------------
Comprehensive loss                                               $ (1,779,923)    $   (850,066)    $   (227,910)
                                                                 ============     ============     ============

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001

------------------------------------------------------------------------------------------------------------------------------------
                                                                          Accumulated                                      Total
                                         Common Stock        Additional      Other        Retained                     Stockholders'
                                    ----------------------      Paid     Comprehensive    Earnings        Treasury        Deficit)
                                      Shares       Amount    In-Capital     Income        (Deficit)         Stock          Equity

BALANCE, NOVEMBER 1, 2000            2,011,787     $2,012     $200,851     $ 12,215      $   387,074      (55,500.00)      546,652

  Unrealized loss on
    available-for-sale securities                                           (15,364)                                       (15,364)

  Net loss                                                                                  (212,546)                     (212,546)
                                     ---------     ------     --------     --------      -----------      --------     ------------

BALANCE, OCTOBER 31, 2001            2,011,787      2,012      200,851       (3,149)         174,528       (55,500)        318,742

  Unrealized loss on
    available-for-sale securities                                            (2,269)                                        (2,269)

  Net loss                                                                                  (847,797)                     (847,797)
                                     ---------     ------     --------     --------      -----------      --------     ------------

BALANCE, OCTOBER 31, 2002            2,011,787      2,012      200,851       (5,418)        (673,269)      (55,500)       (531,324)

  Unrealized gain on
    available-for-sale securities                                             5,537                                          5,537
  Issuance of common shares             50,000         50       79,950                                                      80,000

  Net loss                                                                                (1,785,460)                   (1,785,460)
                                     ---------     ------     --------     --------      -----------      --------     ------------

BALANCE, OCTOBER 31, 2003            2,061,787     $2,062     $280,801     $    119      $(2,458,729)     $(55,500)    $(2,231,247)
                                     ===============================================================================================


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001

------------------------------------------------------------------------------------------------------------------
                                                                                       OCTOBER 31,
                                                                           2003           2002             2001
                                                                       -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(1,785,460)    $  (847,797)    $  (212,546)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                         59,996          79,866          78,833
      (Gain) loss on sale of equipment                                          --         (22,500)         22,237
      Related party rent expense accrued but not paid                      311,912              --              --
      Deferred income taxes                                                572,112         (26,737)        343,117
      Changes in assets and liabilities:
        Restricted cash                                                     (6,471)       (124,564)        326,613
        Accounts receivable                                                (49,884)        (35,990)        258,060
        Prepaid expenses and other current assets                            5,181          69,921          80,894
        Deferred direct costs                                              270,882      (2,166,872)      6,059,515
        Income tax receivable                                              436,778         (41,291)       (240,050)
        Net premiums payable to insurance companies                        (56,947)        408,276         (52,101)
        Accounts payable and accrued expenses                              100,620         143,311        (128,060)
        Other liabilities                                                  (49,572)       (175,838)         88,876
        Deferred rent                                                      (26,255)        (11,192)            717
        Deferred revenues                                                 (242,638)      2,179,649      (6,896,833)
                                                                       -----------     -----------     -----------
           Net cash used in operating activities                          (459,746)       (571,758)       (270,728)
                                                                       -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (3,833)        (17,593)        (55,382)
  Proceeds from sale of equipment                                               --          22,500          24,000
  Purchase of investments                                                   (2,612)           (458)       (129,481)
  Proceeds from sales and maturities of investments                         49,988              --         288,327
                                                                       -----------     -----------     -----------
          Net cash provided by investing activities                         43,543           4,449         127,464
                                                                       -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Drawings on line of credit                                               196,897         643,654              --
  Repayments of line of credit drawings                                         --        (643,654)             --
  Proceeds of note payable - officer                                        67,466         106,548              --
  Payments on capital lease obligations                                    (11,440)        (10,743)         (9,208)
                                                                       -----------     -----------     -----------
          Net cash provided by (used in) financing activities              252,923          95,805          (9,208)
                                                                       -----------     -----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (163,280)       (471,504)       (152,472)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               611,520       1,083,024       1,235,496
                                                                       -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $   448,240     $   611,520     $ 1,083,024
                                                                       ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                               $     3,644     $     4,902     $    10,660
                                                                       ===========     ===========     ===========

  Cash paid for (recovered from) income taxes                          $  (431,186)    $  (425,396)    $        --
                                                                       ===========     ===========     ===========

NON-CASH TRANSACTIONS:
   Related party notes payable satisfied by issuing common shares
       and services provided                                           $    80,000     $        --     $        --
                                                                       ===========     ===========     ===========

   Unrealized gains (losses) on available -for-sale securities         $     5,537     $    (2,269)    $   (15,364)
                                                                       ===========     ===========     ===========

     Property and equipment financed with capital lease obligations    $    19,401     $        --     $        --
                                                                       ===========     ===========     ===========

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------


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

         c. Investments that are primarily marketable debt and equity securities, are classified as available-for-sale and are stated at estimated fair value as of October 31, 2003 and 2002. Fair value is estimated based on quoted market prices. Unrealized gains (losses) are excluded from earnings and reported, net of income tax, as a separate component of shareholders' equity (deficit).

         d. Accounts receivable consist primarily of amounts due from insurance companies for reimbursement of previously paid claims. For the years ended October 31, 2003 and 2002, management believes that all outstanding balances will be realized. Accounts receivable are unsecured and do not include finance charges.

         e. Property and Equipment - The historical cost of computer equipment, office equipment and furniture is depreciated by accelerated and straight-line methods over their estimated useful lives, which range from three to seven years. Leasehold improvements are amortized over the shorter of the life of the asset or the related lease term. The costs of maintenance and repairs are charged to expense in the year incurred.

                  The Company reviews its long-lived assets for possible impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and amends Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The new rules apply to the classification and impairment analysis conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company has concluded that no impairment charge is necessary during 2003 and 2002.

         f. Benefit Plan - The Company maintains the Mechanical Breakdown Administrators 401(k) Profit Sharing Plan covering substantially all employees. Participation in employer discretionary contributions commences on the earliest plan entry date after an employee meets eligibility requirements. Employees may elect to contribute to the plan and the Company may make discretionary contributions. No discretionary contributions were made during the years ended October 31, 2003, 2002 or 2001.

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

                  The Company receives a commission from the sale of each MBI policy. That commission is payment for marketing the policy and for providing administrative claims and cancellation services. The Company has elected early adoption on November 1, 2002 of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. It will recognize the revenue earned from each MBI policy on a straight-line basis over the term of that policy. The net effect of this change in 2003 is a deferral of revenues of $87,000.

                  Customers generally have the right to cancel their policy or vehicle service contract at any time. When a customer cancels the policy or contract, the unused portion of the policy or contract premium is returned to the customer after deduction of a cancellation fee. The Company, the insurance companies, and the sub-agents (if applicable) repay their unearned balance on the policy to the customer. The cancellation fee is retained entirely by the Company. When a policy is cancelled, the Company records the Company's portion of the cancellation repayment (net of any cancellation fee received and net of any related deferred revenue) as a reduction or increase (as applicable) in total revenues.

                  VSCs are contracts between the Company and the purchaser. The Company insures its obligations by obtaining an insurance policy that guarantees the Company's obligations under the contract. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1 Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, revenues and costs associated with the sales of these contracts are deferred and recognized in income on a straight-line basis over the actual life of the contracts.

                  The Company applies Emerging Issues Task Force ("EITF") No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Accordingly, revenues from MBI are presented on a net basis as the Company acts only as an agent for Insurance companies. Conversely, VSC revenues and related costs are presented gross because the Company is contracting directly with the policyholders.

         h. Income Taxes - Provision for recoverable income taxes and related income tax receivable in the year ended October 31, 2002 reflect the Company's intent to carry back the current year losses to recover federal income taxes paid in previous years. Arizona law does not provide for the carry back of losses and therefore provisions for recoverable state income taxes have not been provided.

                  Deferred income tax is recorded based upon differences between the financial statement and tax basis of assets and liabilities using income tax rates currently in effect. A valuation allowance is recorded against deferred tax assets when it is likely that the value of a deferred tax asset will not be realized.

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

Number of shares used in computing income per share
     Year Ended October 31,                       2003        2002       2001
                                               ---------   ---------   ---------
Average number of common shares
outstanding - Basic                            1,982,653   1,980,187   1,980,187

Dilutive shares from common stock options
calculated using the treasury stock method            --          --          --
                                               ---------   ---------   ---------

Average number of common and dilutive
shares outstanding                             1,982,653   1,980,187   1,980,187
                                               =========   =========   =========


         k. Stock-Based Compensation - At October 31, 2003, the Company had options outstanding that related to stock-based compensation from prior years. These options are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for stock issued to employees" and related interpretations, as more fully described in Note 7. Pro Forma information regarding the impact of stock-based compensation on net income and loss per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". For years ended October 31, 2003, 2002, 2001, there are no pro forma adjustments necessary to net loss and basic and diluted loss per share information, had the Company accounted for its employee stock options under the fair recognition provisions of SFAS No. 123.

         l. Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable debt and equity investments.

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

         n. Pending Accounting Standards - In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and no longer requires the separate recognition and subsequent amortization of goodwill that was originally required by SFAS No. 72. SFAS No. 147 also amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term consumer-relationship intangible assets (such as core deposit intangibles). Effective October 1, 2002, the Company adopted SFAS 147, and the adoption did not have material effect on the financial statements.

                  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted SFAS 148 and has accordingly modified its disclosures related to stock-based compensation.

                  In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company has adopted SFAS No. 149 effective July 1, 2003, and it did not materially effect the consolidated financial position or results of operations.

                  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. SFAS No. 150 currently has no impact on the Company.

                  In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The Company has adopted this standard, and it did not materially affect the consolidated financial position or results of operations.

                  In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities" ("FIN 46") which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December
                  2003), Consolidation of Variable Interest Entities ("FIN 46-R") to address certain FIN 46 implementation issues. The Company is currently evaluating the application of FIN 46 as it relates to Cactus Family Investments, LLC, an entity owned by the majority shareholders of the Company.

         o. Concentrations of Credit Risk - The Company maintains its cash balances in financial institutions. Deposits, not to exceed $100,000, are insured by the Federal Deposit Insurance Corporation. At October 31, 2003, 2002 and 2001, the Company had uninsured cash of approximately $619,000, $536,000 and $411,000, respectively.

         p. Advertising costs are expensed as incurred and are included in other operating expenses. Advertising expense totaled approximately $19,000, $23,000 and $18,000 for the years ended October 31, 2003, 2002 and 2001, respectively.

         q.       Reclassifications - Certain  reclassifications  have been made
                  to  the  2002  and  2001   amounts  to  conform  to  the  2003
                  presentation.

2. LIQUIDITY AND GOING CONCERN

The Company incurred significant losses during the current fiscal year and has experienced additional losses in prior years. A related party has advanced funds on demand notes and through the deferral of rent payments (See Note 4) in order to overcome working capital deficiencies during the year. Subsequent to October 31, 2003, the Company granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. The Company has been notified by the State of Arizona that it does not meet Arizona's requirement that the Company be solvent to make sales in that state. The Company is seeking alternatives to meet Arizona's regulations. Based upon the foregoing, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss in November and December 2003 and expects such losses to continue into the early months of 2004. The Company continues to pursue cost cutting measures and to seek additional business to reduce working capital needs.

3. SIGNIFICANT EVENTS

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

In 2001, the Company also wrote off a receivable from the underwriters for deferred administrative costs. When a contract/policy was sold, the Company remitted a portion of its commission to the underwriter as a reserve for administrative services. As the contracts/policies expired, the underwriter would return the reserve submitted. As a part of the administrative release agreements, the Company agreed to forfeit $254,000 of the reserves for deferred administrative costs held by the underwriters.

The net effect of the above transactions is an increase in net operating income of $490,000 in fiscal 2001.

The Company continues to perform certain administrative duties relating to the calculation and administration of contract/policy cancellations. The balance included in deferred revenue and deferred direct acquisition costs at July 31, 2001 for these cancellations, $1,537,000 and $1,455,000 respectively, will be recognized in income and expense over the remaining life of the contract/policy. If the contract/policy is cancelled, the company will recognize the remaining portion of the unearned revenue and direct acquisition cost in the month of cancellation. Approximately $11,000 of net deferred income remains at October 31, 2003 to offset costs that are expected to be incurred in administrating the cancellations of these contracts/policies.

4. RELATED PARTY TRANSACTIONS

Included in accounts and note payable - officer at October 31, 2003 and 2002 is $349,000 and $160,000 of accrued rent for office space payable to Cactus Family Investments, LLC, an entity owned by the Company's majority stockholders. Rent expense for the years ending October 31, 2003, 2002 and 2001 was $312,000, $252,000 and $248,000, respectively. The lease expiring December 31, 2003 was signed with an affiliate on January 1, 1999. A month-to-month lease extension at the December 2003 rate (approximately $25,000 per month) was signed in December 2003. The expiring lease included escalating rent amounts that have been recorded as expense on a straight-line basis over the lease term.

At various times beginning in February 2002, Gaylen Brotherson, the Company's Chief Executive Officer, has loaned the Company funds for working capital. The loan balances were $167,709 and $106,548 at October 31, 2003 and 2002 respectively. The loans mature annually on October 31st and bear interest at a rate of 6%. Subsequent to

October 31, 2003, the Company renegotiated the terms of the notes and granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. The current note is payable on demand and bears interest at 6%.

The Company pays a substantial portion of its claims obligations through the use of credit cards held personally by its majority shareholders and repays the credit card companies directly. The Company has agreed to indemnify the majority shareholders from its obligations arising from the use of these credit cards.

5. MARKETABLE SECURITIES

The following table summarizes the Company's available for sale securities as of October 31, 2003 and October 31, 2002:

October 31, 2003                                                Gross        Gross
                                                   Amortized  Unrealized   Unrealized      Fair
                                                     Costs      Gains        Losses        Value
                                                   --------    --------     --------     --------
Marketable Securities:
      Corporate bonds                              $ 33,642    $  4,158                  $ 37,800
      Mutual Funds                                   61,861       2,074                    63,935
      Equities                                       27,601                 $(12,133)      15,468
                                                   --------    --------     --------     --------

Total Marketable Securities at October 31, 2003    $123,104    $  6,232     $(12,133)    $117,203
                                                   ========    ========     ========     ========
October 31, 2002                                                Gross         Gross
                                                   Amortized  Unrealized    Unrealized      Fair
                                                     Costs      Gains         Losses        Value
                                                   --------    --------      --------     --------
Marketable Securities:
      Corporate bonds                              $ 33,642    $   4,018                  $ 37,660
      Mutual Funds                                  106,179        3,827                   110,006
      Equities                                       27,601                  $(16,225)      11,376
                                                   --------    ---------     --------     --------

Total Marketable Securities at October 31, 2002    $167,422    $   7,845     $(16,225)    $159,042
                                                   ========    =========     ========     ========

6. INCOME TAXES

Income taxes were as follows for the years ended October 31:

                                        2003         2002          2001
                                      --------    ---------     ---------

Current                                     --    $(450,668)    $(311,987)
Deferred                               580,844      (25,163)      343,117
                                      --------    ---------     ---------

Total income tax (benefit) expense    $580,844    $(475,831)     $ 31,130
                                      ========    =========      ========

The effective income tax rate differs from the federal statutory income tax rate in effect each year as a result of the following items:

                                        2003        2002         2001
                                        ----        ----         ----
Federal statutory income tax rate         34%         34%          34%
State taxes                                6           6            6
Operating loss utilization                --         (34)          --
Net operating loss carryback              --         (34)          --
Valuation Allowance                      (40)         (6)         (49)
Deferred revenues, net                     8          (2)          --
Other                                     40          --           (8)
                                        ----        ----         ----
Effective income tax  rate                48%        (36)%        (17)%
                                        ====        ====         ====



At October 31, 2003, the Company had a state net operating loss carry forward deductions available of $973,000, which expires in 2006, $1,237,000, which expires in 2007 and $1,137,000 which expires in 2008. The Company will carry forward the current year taxable loss of $1,137,000 for federal income tax purposes as well.

The deferred tax liabilities at October 31, 2003 and 2002 are composed of the tax effects of:

                                          2003            2002
                                          ----            ----
Excess of net book basis of
fixed assets over tax basis            $ 4,666          $19,073
                                       =======          =======

7. STOCK OPTIONS AND STOCK AWARDS

During the year ended October 31, 1998, the Company issued stock options to certain employees. The Company applies APB Opinion No. 25 and related interpretations in measuring compensation expense for its stock options. During the years ended October 31, 2003, 2002 and 2001, no compensation expense was recognized.

A summary of the Company's outstanding options as of October 31, 2003 is presented below:

                                                           Weighted Average
                       Exercise        Expiration          Contractual Life
      Options           Price             Date                (In Years)


       33,334          $ 2.25        February 15, 2006           2.30
       25,000            1.20       September 30, 2008           4.92
        1,667            1.20        October 31, 2008            5.01
      100,000            0.94          June 1, 2008              4.59
       20,000            1.05       September 30, 2008           4.92
        5,000            1.05        October 31, 2008            5.01
    ---------                                                    ----
      185,001                                                    4.27
    ---------                                                    ----

A summary of the activity regarding the Company's outstanding options for the years ended October 31 is presented below:

                                                        2003                       2002                         2001
                                               -------------------------    -----------------------     ----------------------
                                                               Weighted                   Weighted                    Weighted
                                                               Average                    Average                     Average
                                                               Exercise                   Exercise                    Exercise
                                                Shares           Price      Shares          Price       Shares          Price

Options outstanding at beginning of year        185,001        $   1.23     185,001        $   1.23     185,001        $   1.23
Options granted                                      --           --             --           --             --           --
Options exercised                                    --           --             --           --             --           --
Options cancelled                                    --           --             --           --             --           --
                                                -------        --------     -------        --------     -------        --------
Options outstanding at end of year              185,001        $   1.23     185,001        $   1.23     185,001        $   1.23
                                                =======        ========     =======        ========     =======        ========

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

8. OPERATING AND CAPITAL LEASES

The Company has operating leases for office space and equipment and a capital lease for equipment that expire on various dates through the year ending October 31, 2004. The equipment under capital lease is included in property and equipment at October 31, 2003 and 2002 with values of $28,873 and $9,472 respectively, net of accumulated amortization of $49,463 and $21,528 respectively. Total rental expense was approximately, $312,000, $294,000 and $283,000 for the years ended October 31, 2003, 2002 and 2001, respectively.

 Future minimum lease payments under non-cancelable lease agreements at October 31, 2003 are as follows:

                                         Operating        Capital
                                           Lease          Leases

2004                                       45,930         $ 8,203
2005                                                      $ 8,203
2006                                                        2,830
                                          -------         -------
Total                                     $45,930          19,236
                                          =======

Less portion representing interest                          3,053
                                                          -------
Total                                                     $16,183
                                                          =======

The interest rates under the capital leases obligations range from approximately 15% to 19% per annum and are imputed based on the lessor's implicit rate of return at the inception of the lease.

9. SIGNIFICANT CUSTOMERS

In 2003, a national insurance brokerage firm accounted for $2,433,000 of VSC sales while another major customer accounted for $1,673,000 of 2003 VSC sales. These two firms combined accounted for 77% of all 2003 VSC sales. The Company services these accounts under contracts that are subject to renewal annually.

10. COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the sale of insurance and personnel matters and of disputes over outstanding accounts. The Company is currently involved in a dispute, for undisclosed damages, with one of its associated insurance companies over alleged wrongdoing, an alleged breach of its Administrative Agreement and over reimbursement for claims and cancellations expenditures. The Company maintains a reserve for claims arising in the ordinary course of business and believes that this reserve is sufficient to cover the costs of such claims. On the basis of information presently available, management does not believe the settlement of any such claims or lawsuits will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

11. LINE OF CREDIT

The Company has available a $200,000 working capital line of credit which expires on November 30, 2003. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of the thirty-day dealer commercial paper rate, as published in The Wall Street Journal plus 3.15 % (4.21% at October 31, 2003). Borrowings are collateralized by the Company's investments. There was $196,897 outstanding at October 31, 2003. There was no outstanding balance at October 31, 2002 or 2001. The Company intends to repay the indebtedness in the near future.


12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                     For the year ended October 31, 2003
                                        1st                 2nd                 3rd                 4th
                                        Qtr                 Qtr                 Qtr                 Qtr
                                   -----------         -----------         -----------         -----------
Net revenues                       $ 1,440,774         $ 1,421,496         $ 1,400,657         $ 1,365,482
Gross profit                           174,338             169,619             172,801              82,466
Net (loss) income                     (212,543)           (329,358)           (375,010)           (868,549)
Net (loss) income per share              (0.11)              (0.17)              (0.18)              (0.44)

                                                    For the year ended October 31, 2002
                                        1st                 2nd                 3rd                 4th
                                        Qtr                 Qtr                 Qtr                 Qtr
                                   -----------         -----------         -----------         -----------
Net revenues                       $ 1,867,748         $ 2,349,498         $10,813,767          $1,173,703
Gross profit                           310,307             402,172             848,066             293,939
Net (loss) income                     (157,906)            (99,361)            173,436            (251,111)
Net (loss) income per share              (0.08)              (0.05)               0.09               (0.13)

Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure.

The Company has not had disagreements with its auditors on any matter regarding accounting principles or financial statement disclosures.

The data required by Item 304 of Regulation S-K is set forth below:

Part III

Item 10. Directors and Executive Officers of the Registrant

The Company's Board of Directors consists of four people. All Directors hold offices until the next annual meeting at which time there is an election for their successors.


                                         Position with

              Name       Age                Company
--------------------------------------------------------------------------------
Gaylen M. Brotherson      64    President, CEO, Chairman of the Board, Director
Judy K. Brotherson        56    Vice-President, Secretary, Director
Edward E. Wilczewski      63    Director
Michael Brady             62    Director

Gaylen and Judy Brotherson are husband and wife. No other family relationship exists between the Directors or the executive officers.

THE BUSINESS EXPERIENCE OF EACH OF THE COMPANY'S DIRECTORS IS AS FOLLOWS:

Gaylen Brotherson, 64, became President, CEO, Chairman of the Board, and Director of the Company in November 1995. He was the founder of Mechanical Breakdown Administrators, Inc. Mr. Brotherson served in the United States Navy. In 1960, he received his life, health and accident licenses as well as his property and casualty license. Presently, he is licensed as an insurance agent in 27 states. He has been in the vehicle service contract business since 1974. Since 1984 he has been actively involved in marketing and administering mechanical breakdown insurance policies and VSCs under Mechanical Breakdown Administrators, Inc. Also, Mr. Brotherson serves on the Board of Directors of Bank USA, in Phoenix, AZ.

Judy Brotherson, 56, has been Vice-President, Secretary and Director of the Company since November 1995. Mrs. Brotherson is a graduate of Creighton University. Since 1975, she has worked primarily in family owned businesses. She holds insurance licenses in approximately 32 states. She was one of the chief designers of the M.B.A. software management system. She has been working at M.B.A. since 1989 primarily involved in overseeing the finance and data-entry departments.

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

Michael Brady, 62, has been a Director of the Company since December 2000. Mr. Brady is a graduate of Creighton University. For the last 35 years, he has been a lawyer and business person operating domestically and internationally.
Specifically, for the last several years, he has been the Chairman of the European Trade Link Company, which is an international distribution company. Also, he is the President of Vandermaal/Brady

International Inc., which is a US based international consulting company. From July 1998 to December 1999, he served as the Chairman of American Bantrust Mortgage Services Corp., which is a US based mortgage-banking company. From 1997 to August 1999, he served on the Board of Directors of Modis Training Technologies Inc., which was a US based semiconductor training company. From 1990 to 1996, he started as the Chief Legal Counsel and became the Chief Executive Officer of Metrol Security Services Inc., which was a US based full service burglar, fire alarm installation and monitoring company.

OTHER EXECUTIVE OFFICERS AND KEY EMPLOYEES

Dennis M. O'Connor, 64, is the Chief Financial Officer. He joined the Company in November of 2001 as a consultant and entered the full time employ of the Company in June 2002. Prior to joining the Company, Mr. O'Connor worked for more than forty years in various financial leadership positions. Mr. O'Connor was educated at Canisius College, Buffalo, NY where he received a Bachelor of Science degree and Master of Business Administration degree. Mr. O'Connor is a Certified Public Accountant.

Item 11. Executive Compensation

The following table provides the annual and other compensation of the Chief Executive Officer and any other employee who qualifies under Regulation S-K section 229.402 for the years ended October 31, 2001, 2002 and 2003.

                                                                                                                LONG-TERM
                                                                     ANNUAL COMPENSATION                      COMPENSATION
                                                          ----------------------------------------- --------------------------------
                                                                                                      Restricted       Stock
                                                                                                        Stock          Option
                                                                                                       (shares)       (shares)
Name of Principal      Position                    Year        Salary          Bonus   Other (1)        awards         awards
-----------------      --------                    ----        ------          -----   ---------        ------         ------
Gaylen M. Brotherson   Chairman of Board           2001        50,000                  21,894
                       President and               2002        50,000                  14,173
                       Chief Executive Officer     2003        50,000                   8,184

Judy K. Brotherson     Vice-President, Secretary   2001        50,000
                                                   2002        50,000
                                                   2003        50,000

(1) Included in Other Annual Compensation are an auto lease paid for Gaylen Brotherson in fiscal 2001and 2002, auto insurance for Gaylen Brotherson in fiscal 2001 and 2002 and life insurance premiums for Gaylen Brotherson in years 2001, 2002 and 2003

Option Grants In Last Fiscal Year
None

Other Incentives and Compensation

The Company does not have a formal stock option plan. Currently, stock options are granted by the Board of Directors. At October 31, 2003, there were only two employees, Gaylen Brotherson and Judy Brotherson, who had stock options. All options are exercisable. Below is a summary of existing options.



                                     Number of       Strike      Expiration
            Name                      Shares         Price          Date
---------------------------------------------------------------------------
Gaylen Brotherson                      33,334        $2.25         2/15/06
                                       25,000         1.20        10/31/08
                                        1,667         1.20        10/31/08

Judy Brotherson                       100,000         0.94          6/1/08
                                       20,000         1.05         9/30/08
                                        5,000         1.05        10/31/08


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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of October 31, 2003 concerning shares of Common Stock with $.001 par value, the Company's only voting securities. This table includes all beneficial owners who own more than 5% of the outstanding voting securities, each of the Company's directors by each person who is known by the Company to own beneficially more than 5% of the outstanding voting securities of the Company, and by the Company's executive officers and directors as a group.

                         Name And Address           Amount and Nature
Title of Class         of Beneficial Owner        of Beneficial Owner        Percent of Class
------------------------------------------------------------------------------------------------
Common Stock     Gaylen Brotherson                   902,615 shares (1)            44.5%
                 9419 E. San Salvador
                 Suite 105
                 Scottsdale, AZ 85258

Common Stock     Judy Brotherson                     825,301 shares (1)            40.7%
                 9419 E. San Salvador
                 Suite 105
                 Scottsdale, AZ 85258

Common Stock     CEDE & Co                           219,928                       10.8%
                 Box 220
                 Bowling Green Station
                 New York, NY 10274

Common Stock     All Directors and Executive       1,727,916 shares                85.1%
                 Officers as a Group (five people)

(1) This amount represents shares owned and excludes the 60,001 options to purchase common stock for Gaylen Brotherson and the 125,000 options to purchase common stock for Judy Brotherson. If these options were exercised by Gaylen Brotherson and Judy Brotherson, then their percentage of ownership would change to 43.5% and 42.9%, respectively (see Item 6. Executive Compensation).

Item 13. Certain Relationships and Related Transactions

The Company leases its office space from Cactus Family Investments, LLC. The managing member of Cactus Family Investments, LLC is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $312,000, $252,000 and $248,000 for the years ended October 31, 2003, 2002, and 2001, respectively. The Company signed a new lease with the affiliated entity on January 1, 1999. This new lease expires on December 31, 2003. In December 2003, the Company extended the existing lease on a month-to-month basis and is obligated to pay monthly rent equal to the final monthly rent payment required by the expiring lease.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and reports on Form 8-K.

        (a)         Exhibit Index

            Exhibit 31.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 31.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K

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

MBA Holdings, Inc.

By: /s/ Gaylen M. Brotherson                    Dated: January 29, 2004
------------------------------------
Gaylen Brotherson
Chairman of the Board and Chief Executive Officer


By: /s/ Dennis M. O'Connor                      Dated: January 29, 2004
-----------------------------------
Dennis M. O'Connor,
Chief Financial Officer