Form 10-Q
period 2004-01-31
M B A HOLDINGS INC
filed 2004-03-15
CIK 1097273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended January 31, 2004.

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

Number of Common Stock shares ($0.001 par value) outstanding at February 29, 2004: 2,030,187 shares.

MBA Holdings, Inc

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of January 31, 2004 and October 31, 2003                2

Condensed Consolidated Statements of Loss and Comprehensive Loss for the three months
ended January 31, 2004 and 2003                                                                  4

Condensed Consolidated Statements of Cash Flows for the three months ended
January 31, 2004 and 2003                                                                        5

Notes to Condensed Consolidated Financial Statements                                             6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations   8

Item 3   Quantitative and Qualitative Disclosures about Market Risk                              10

ITEM 4. Controls and Procedures                                                                  11

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                                       11

Signatures                                                                                       13

Certifications                                                                                   14

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2004 AND OCTOBER 31, 2003
---------------------------------------------------------------------------------------------------------

ASSETS                                                                    January 31,         October 31,
                                                                             2004                2003
                                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                              $   494,603         $   448,240
  Restricted cash                                                            116,915             291,437
  Investments                                                                139,318             117,203
  Accounts receivable                                                        364,529             232,184
  Prepaid expenses and other current assets                                    1,893               5,248
  Deferred direct costs                                                    3,448,629           3,730,410
                                                                         -----------         -----------
           Total current assets                                            4,565,887           4,824,722
                                                                         -----------         -----------
PROPERTY AND EQUIPMENT:
  Computer equipment                                                         318,799             309,128
  Office equipment and furniture                                             140,259             140,259
  Vehicle                                                                     15,000              15,000
  Leasehold improvements                                                      80,182              80,182
                                                                         -----------         -----------
           Total property and equipment                                      554,240             544,569
  Accumulated depreciation and amortization                                 (435,800)           (426,661)
                                                                         -----------         -----------
           Property and equipment - net                                      118,440             117,908
                                                                         -----------         -----------

Deferred direct costs                                                      5,043,073           4,804,532
                                                                         -----------         -----------

TOTAL ASSETS                                                             $ 9,727,400         $ 9,747,162
                                                                         ===========         ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2004 AND OCTOBER 31, 2003
---------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT                                   January 31,           October 31,
                                                                            2004                  2003
                                                                        (Unaudited)
CURRENT LIABILITIES:
  Net premiums payable to insurance companies                          $    754,932          $    736,442
  Accounts payable and accrued expenses                                     632,008               622,756
  Line of credit borrowings                                                 199,009               196,897
  Accounts payable to affiliated entity                                     665,758               516,309
  Capital lease obligations - current portion                                12,639                 7,882
  Deferred revenues                                                       4,146,166             4,332,133
                                                                       ------------          ------------
           Total current liabilities                                      6,410,512             6,412,419

Capital lease obligations - net of current portion                            2,133                 8,301
Other liabilities                                                              --                    --
Deferred rent                                                                  --                   4,809
Deferred income tax liability                                                16,511                 4,666
Deferred revenues                                                         5,708,605             5,548,214
                                                                       ------------          ------------
           Total liabilities                                             12,137,761            11,978,409
                                                                       ------------          ------------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value; 20,000,000 shares
    authorized; none issued and outstanding                                    --                    --
  Common stock, $.001 par value; 80,000,000 shares
    authorized; 2,061,787 (2004 and 2003) shares issued;
    2,030,187 (2004 and 2003) shares outstanding                              2,062                 2,062
  Additional paid-in-capital                                                280,801               280,801
  Accumulated other comprehensive income                                        191                   119
  Accumulated deficit                                                    (2,637,915)           (2,458,729)
  Less: 31,600 shares of common stock in treasury, at cost                  (55,500)              (55,500)
                                                                       ------------          ------------
        Total stockholders' deficit                                      (2,410,361)           (2,231,247)
                                                                       ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $  9,727,400          $  9,747,162
                                                                       ============          ============

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITIED)
THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
---------------------------------------------------------------------------------------------------------

                                                                      Three Months Ended January 31,
                                                                      2004                     2003

REVENUES:
  Vehicle service contract gross income                           $ 1,227,881              $ 1,348,584
  Net mechanical breakdown insurance income                            39,495                   24,200
  MBI administrative service revenue                                   66,744                   67,990
                                                                  -----------              -----------
           Total net revenues                                       1,334,120                1,440,774
                                                                  -----------              -----------
OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts             1,151,858                1,266,436
  Salaries and employee benefits                                      183,352                  252,058
  Mailings and postage                                                  2,732                    2,022
  Rent and lease expense                                               75,674                   71,620
  Professional fees                                                    30,070                   35,120
  Telephone                                                            25,558                   25,266
  Depreciation and amortization                                         9,139                   17,905
  Merchant and bank charges                                             3,010                    1,783
  Insurance                                                             4,026                    2,162
  Supplies                                                              1,119                    4,293
  License and fees                                                      3,876                    4,551
  Other operating expenses                                             19,093                   20,896
                                                                  -----------              -----------
           Total operating expenses                                 1,509,507                1,704,112
                                                                  -----------              -----------
OPERATING LOSS                                                       (175,387)                (263,338)
                                                                  -----------              -----------
OTHER INCOME (EXPENSE):
  Finance and other fee income                                          4,120                    4,708
  Interest income                                                       3,923                    2,288
  Interest expense                                                    (14,109)                  (1,518)
  Other income                                                         14,084                    5,450
                                                                  -----------              -----------
           Other income - net                                           8,018                   10,928
                                                                  -----------              -----------
LOSS BEFORE INCOME TAXES                                             (167,369)                (252,410)
INCOME TAXES                                                           11,817                  (39,867)
                                                                  -----------              -----------
NET LOSS                                                          $  (179,186)             $  (212,543)
                                                                  ===========              ===========

BASIC AND DILUTED NET LOSS PER SHARE                              $     (0.09)             $     (0.11)
                                                                  ===========              ===========

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                   2,030,187                1,980,187
                                                                  ===========              ===========

Net loss                                                          $  (179,186)             $  (212,543)
Other comprehensive income net of tax:
   Net unrealized gain on available-for-sale securities                    72                      851
                                                                  -----------              -----------
Comprehensive loss                                                $  (179,114)             $  (211,692)
                                                                  ===========              ===========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
-----------------------------------------------------------------------------------------------------------------
                                                                                       JANUARY 31,
                                                                                2004                 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(179,186)            $(212,543)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                              9,139                17,906
      Deferred income taxes                                                     16,510                53,662
      Changes in assets and liabilities:
        Restricted cash                                                        174,522               218,367
        Accounts receivable                                                   (132,345)             (233,294)
        Prepaid expenses and other current assets                                3,355                 6,883
        Deferred direct costs                                                   43,240                   477
        Net premiums payable to insurance companies                             18,490               (69,744)
        Accounts payable and accrued expenses                                    9,252                50,552
        Income taxes receivable                                                   --                 336,114
        Deferred rent                                                           (4,809)                 --
        Deferred income tax                                                     (4,666)               (6,564)
        Deferred revenues                                                      (25,575)              (44,226)
                                                                             ---------             ---------
           Net cash provided by (used in) operating activities                 (72,073)              117,590
                                                                             ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (9,671)                 (680)
   Purchase of investments                                                     (22,043)                 --
   Sale of  investments                                                           --                  47,476
                                                                             ---------             ---------
          Net cash provided by (used in) investing activities                  (31,714)               46,796
                                                                             ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Drawings on line of credit                                                     2,112               185,288
  Repayments of line of credit drawings                                           --                (185,288)
  Proceeds of borrowing from affiliated entity                                 149,449                  --
  Payments on capital lease obligation                                          (1,411)               (2,939)
                                                                             ---------             ---------
          Net cash provided by (used in) financing activities                  150,150                (2,939)
                                                                             ---------             ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       46,363               161,447
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 448,240               611,520
                                                                             ---------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 494,603             $ 772,967
                                                                             =========             =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                   $   2,752             $   1,087
                                                                             =========             =========
    Cash received from income tax refunds                                         --               $ 431,186
                                                                             =========             =========
      Non cash conversion of debt to equity                                  $  80,000                  --
                                                                             =========             =========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
--------------------------------------------------------------------------------


1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. Accounting principles assume the continuation of the Company as a going concern. The Company's auditors, in their opinion on the financial statements for the year ended October 31, 2003, expressed concern about this uncertainty. The accompanying financial statements do not include any adjustment that might arise from the outcome of this assumption. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments), in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended January 31, 2004 may not be indicative of the results that may be expected for the year ending October 31, 2004. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2003.

2. NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share that requires dual presentation of basic and diluted EPS on the face of the statements of loss and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic loss per common share is computed on the weighted average number of shares of common stock outstanding during each period. Loss per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding during each period. As the company has a net loss for the three months ended January 31, 2004 and 2003, the average number of outstanding shares for basic and dilutive net loss per share at January 31, 2004 is 2,030,187 and at January 31, 2003 is 1,980,187.

3. OTHER COMPREHENSIVE GAIN (LOSS)

Other   comprehensive   gain   (loss)   resulted   from   unrealized   gains  on
available-for-sale investments of $72 and $851in the three months ended January 31, 2004 and 2003, respectively

4. INVESTMENTS

All of the Company's investments are classified as available-for-sale and are stated at estimated fair value determined by the quoted market price.

5. INCOME TAXES

Provisions for income taxes in the periods ended January 31, 2004 and 2003 reflect the fact that the Company is no longer able to carry back current year losses to recover federal income taxes paid in previous years. The Company has received tax refunds totaling $431,186 during fiscal 2003 from the carry back of these losses. No such recoveries are available in fiscal 2004.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities using income tax rates currently in effect. The Company has provided a Valuation Allowance of approximately $586,000 to recognize the fact that all of the deferred tax assets that may not be realized.

6. RELATED PARTY TRANSACTIONS

The Company leases its office space from Cactus Partnership. The managing partner of Cactus Partnership is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $74,016 and $66,991 for the three months ended January 31, 2004 and 2003, respectively. The current lease expired on December 31, 2003. The parties are negotiating a new lease and have agreed to renew the old lease on a month-to-month basis until the negotiations are complete. Rent is currently being accrued at the final monthly rate contained in the expiring lease.

Gaylen Brotherson, the Chief Executive Officer, through a controlled corporation, has loaned the Company various amounts and has deferred the receipt of other amounts. As of January 31, 2004 and 2003, the Company owed an affiliated company controlled by Mr. Brotherson $665,758 and $516,309, respectively. The loans mature on the anniversary date of the separate notes and the bear interest at a rate of 6%. As security for the loan, the Company has granted the affiliated company, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets.

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

The Company had available a $200,000 working capital line of credit that expired on January 31, 2004. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of 3.15 % plus the thirty day dealer commercial paper rate, as published in The Wall Street Journal and are secured by the Company's investments. There were borrowings of $199,009 outstanding at January 31, 2004. These borrowings were repaid in February 2004 from the proceeds of the sale of investments and no new credit line has been established.

9. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities ("FIN 46") that is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46-R") to address certain FIN 46 implementation issues. The Company is currently evaluating the application of FIN 46 as it relates to Cactus Family Investments, LLC, an entity owned by the majority shareholders of the Company.

The Financial Accounting Standards Board (FASB) has issued FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefit ("FAS 132") that improves financial statement disclosures for defined benefit plans. The Company maintains a 401(k) Profit Sharing Plan (the "Plan") but has made no contributions nor has it incurred any pension expenses to the Plan in the fiscal years ended October 31, 2003 and 2002 or through January 31, 2004. The Company has adopted this statement and it does not have a materially affect the consolidated financial position or results of operations.

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

Revenue Recognition

         The Company receives a single commission for the sale of each mechanical breakdown insurance policy ("MBI") that compensates it both for the effort in selling the policy, and for providing administrative claims services as required. The Company has no direct liability for claims losses on MBI. It acts as the issuing insurance company's agent in these transactions. The Company defers the commissions received and recognizes them in income on a straight-line basis over the actual life of the policies.

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

Income Taxes

Deferred income tax is recorded based upon differences between the financial statement and tax basis of assets and liabilities using income tax rates currently in effect less a Valuation Allowance of approximately $586,000 to reflect potential realization.

Provision for recoverable income taxes and related income tax receivables are not allowed in the year ended October 31, 2004 or 2003. Under the provisions of current law, the Company may not carry back the current or prior year losses to recover income taxes paid in previous years. The Company has received the refunds ($431,186) relating to the carry back of losses incurred in the year ended October 31, 2002.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

NET REVENUES

Net revenues for the fiscal quarter ended January 31, 2004 totaled $1,334,000, a decrease of $107,000 from the $1,441,000 of net revenues recorded in the first quarter of 2003. The variation occurred because of a decrease in the number of MBI polices sold in 2004 compared with 2003.While total policy/contract sales increased by 72 policies in 2004, total MBI sales dropped by 36 policies. The effects of changes in mix of policies/contracts sold is significant in that the change in the product mix was a movement away from the more expensive MBI product.

OPERATING EXPENSES

Operating costs decreased to $1,510,000 in the quarter ended January 31, 2004, down $194,000 from the $1,704,000 expended in the quarter ended January 31, 2003. Thirty five percent of the decrease came in the area of personnel costs as the Company continued to adjust staffing to meet sales levels. The balance of the cost decreases came in professional services, supplies, advertising and postage. The Company did experience some minor cost increases as it continued its investment in web-based programming.

OTHER INCOME (EXPENSE)

Total other income declined in the quarter ended January 31, 2004 and was approximately $3,000 under the comparable 2003 quarter. The Company used its line of credit facility to its full capacity during the 1st quarter of 2004 thereby incurring interest expense that was not present in the 2003 quarter. The line of credit was repaid shortly after the end of the quarter and a decline in this expense will occur in the second quarter of 2004.

INCOME TAXES

The provisions for income taxes in the quarter ended January 31, 2004 and 2003 do not reflect the benefit from the carry back of that year's losses to recover income taxes paid in prior years as no further prior period tax payments remain available for recovery. The Company has provided a Valuation Allowance of $586,000 to recognize the fact that all of the deferred tax assets that may not be realized.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities using income tax rates currently in effect.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF JANUARY 31, 2004 AND OCTOBER 31, 2003

The Company incurred significant losses during the past fiscal year and has experienced additional losses in prior years. A related party has advanced funds on demand notes and through the deferral of rent payments in order to overcome working capital deficiencies during the year. In January 2004, the Company granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. The lack of continuing working capital infusions could affect future operations. Accordingly, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss in the 1st quarter of 2004 and expects such losses to continue further into 2004. The Company continues to pursue cost cutting measures, to relieve it of obligations to provide uncompensated services and to seek additional business to reduce working capital needs.

On November 14, 2003, the Company issued 50,000 restricted shares of its common stock and used 48,000 of the new shares to convert $76,800.00 of the indebtedness due to an affiliated company to equity by issuing those shares to Gaylen M. Brotherson, CEO and Director and Judy K. Brotherson, Secretary and Director. At the same time, the Company paid $1,600.00 in compensation to Michael Brady, Director and to Edward E. Wilczewski, Director through the issuance of the remaining 2,000 new shares.

Working capital at January 31, 2004 consisted of current assets of $4,566,000 and current liabilities of $6,411,000, or a current ratio of 0.71: 1. At October 31, 2003 the working capital ratio was 0.75: 1 with current assets of $4,825,000 and current liabilities of $6,412,000. The working capital decline occurred primarily because the Company has accrued but not paid certain of its obligations to an affiliated company.

Deferred Revenues decreased $26,000 and Deferred Direct Costs decreased $43,000 from balances at October 31, 2003. Deferred revenues consist of unearned VSC gross sales and unamortized commissions related to MBI policies. Deferred direct costs are costs that are directly related to the sale of VSCs. The change results from the overall decline in policy sales, which the Company has experienced over the last several quarters and from an increase in the average policy term. The effect of the decline was partially mitigated by increased policy prices.

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

The Company does not have any long-term receivables or liabilities and therefore is not subject to significant interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

In the quarter ended January 31, 2004, we did not make any significant changes in, nor take any corrective actions regarding our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we have performed an evaluation of disclosure controls and procedures during this quarter. We will conduct a similar evaluation each quarter.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

The Company is subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the sale of insurance and personnel matters and of disputes over outstanding accounts. The Company is currently involved in a dispute with one of its associated insurance companies over alleged wrongdoing, an alleged breach of its Administrative Agreement and over reimbursement for claims and cancellation expenditures. The matter has been referred to arbitration by the court but the complainant has not yet filed arbitration. The Company maintains a $40,000 reserve for claims arising in the ordinary course of business and believes that this reserve is sufficient to cover the costs of such claims. On the basis of information presently available, management does not believe the settlement of any such claims or lawsuits will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 2 Changes in Securities and Use of Proceeds

     a.) Securities sold - On November 14, 2003 the Company issued an additional
         50,000 restricted shares of its Common Stock

     b.) Underwriters and other purchasers - 48,000 of the new shares were exchanged with two of the Company's Officers and Directors for indebtedness due to an affiliated company. The remaining 2,000 of the new shares were issued to two Directors as compensation for past services to the Company

     c.) Consideration - The shares were issued at a price of $1.60 per share, which was the market price on the date of issuance. There was no underwriting discount or commission paid.

     d.) Exemption  from  registration  claimed  - The  Securities  Act of  1933
         Section 4 (2). e.) Terms of conversion or exercise - Not applicable. f.) Use of proceeds - The Company converted $76,800.00 of the indebtedness due to an affiliated company by issuing 48,000 of the new shares to Gaylen M. Brotherson, CEO and Director and Judy K. Brotherson, Secretary and Director. The Company paid $1,600.00 in compensation to Michael Brady, Director and Edward E. Wilczewski, Director through the issuance of 2,000 new shares.

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

                                             MBA Holdings, Inc.


Dated: March 15, 2004                        by: /s/ Gaylen M. Brotherson
---------------------                        ----------------------------
                                             Gaylen Brotherson
                                             Chairman of the Board and Chief
                                             Executive Officer


Dated: March 15, 2004                        by: /s/ Dennis M. O'Connor
---------------------                        --------------------------
                                             Dennis M. O'Connor
                                             Chief Financial Officer