Form 10-Q
period 2004-04-30
M B A HOLDINGS INC
filed 2004-06-15
CIK 1097273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _______________________.

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

[ ] Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Common Stock shares (no par value, $0.0001 stated value) outstanding at May 1, 2004: 25,651,870 shares.

MBA Holdings, Inc

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2004 (Unaudited) and October 31, 2003               2

Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and six months
ended April 30, 2004 and 2003 (Unaudited)                                                                 4

Condensed Consolidated Statements of Shareholder Deficit                                                  5

Condensed Consolidated Statements of Cash Flows for the six months ended
April 30, 2004 and 2003 (Unaudited)                                                                       6

Notes to Condensed Consolidated Financial Statements                                                      7

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations           10

Item 3   Quantitative and Qualitative Disclosures about Market Risk                                      12

ITEM 4. Controls and Procedures                                                                          13

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                                               13

Signatures                                                                                               14

Certifications                                                                                           15

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2004 AND OCTOBER 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                           April 30,               October 31,
                                                                                                  2004                      2003
                                                                                               -----------              -----------
                                                                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $   417,156              $   448,240
  Restricted cash                                                                                   20,459                  291,437
  Investments                                                                                         --                    117,203
  Accounts receivable                                                                              401,389                  232,184
  Prepaid expenses and other assets                                                                  3,791                    5,248
  Deferred direct costs                                                                          3,161,069                3,730,410
                                                                                               -----------              -----------
           Total current assets                                                                  4,003,864                4,824,722
                                                                                               -----------              -----------
PROPERTY AND EQUIPMENT:
  Computer equipment                                                                               320,844                  309,128
  Office equipment and furniture                                                                   140,259                  140,259
  Vehicle                                                                                           15,000                   15,000
  Leasehold improvements                                                                            80,182                   80,182
                                                                                               -----------              -----------
           Total property and equipment                                                            556,285                  544,569
  Accumulated depreciation and amortization                                                       (444,818)                (426,661)
                                                                                               -----------              -----------
           Property and equipment - net                                                            111,467                  117,908

Deferred direct costs                                                                            5,254,969                4,804,532
                                                                                               -----------              -----------

TOTAL ASSETS                                                                                   $ 9,370,300              $ 9,747,162
                                                                                               ===========              ===========

See notes to condensed consolidated financial statements

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2004 AND OCTOBER 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT                                                                April 30,          October 31,
                                                                                                       2004                2003
                                                                                                   ------------        ------------
                                                                                                   (Unaudited)
CURRENT LIABILITIES:
  Net premiums payable to insurance companies                                                      $    674,531        $    736,442
  Accounts payable and accrued expenses                                                                 658,882             622,756
  Line of credit borrowings                                                                                --               196,897
  Accounts payable to affiliated entity                                                                 546,203             516,309
  Capital lease obligation - current portion                                                             13,301               7,882
  Deferred revenues                                                                                   3,963,882           4,332,133
                                                                                                   ------------        ------------
           Total current liabilities                                                                  5,856,799           6,412,419

Capital lease obligations  - net of current portion                                                        --                 8,301
Deferred rent                                                                                              --                 4,809
Deferred income tax liability                                                                            16,510               4,666
Deferred revenues                                                                                     5,855,882           5,548,214
                                                                                                   ------------        ------------
           Total liabilities                                                                         11,729,191          11,978,409
                                                                                                   ------------        ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Preferred stock, no par value; $.0001 stated value 100,000,000 shares authorized in 2004 and $.001 par value 20,000,000 authorized in
   2003; 2,000,000 Class A convertible preferred issued and outstanding
    in 2004, none issued and outstanding in 2003                                                            200                --
  Common stock, no par value, $.0001 stated value, 800,000,000 shares authorized (post split), 25,967,870 shares issued (post split) in 2004 and
    20,617,870 (post split) in 2003, 25,651,870 shares (post split)
    outstanding in 2004 and 20,301,870 (post split) in 2003                                               2,597               2,062
  Additional paid-in-capital                                                                            570,624             280,801
  Accumulated other comprehensive loss                                                                     --                   119
  Accumulated deficit                                                                                (2,876,812)         (2,458,729)
  Less: 316,000 (post split) shares of common stock in treasury,
   at cost                                                                                              (55,500)            (55,500)
                                                                                                   ------------        ------------
        Total stockholders' deficit                                                                  (2,358,891)         (2,231,247)
                                                                                                   ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                        $  9,370,300        $  9,747,162
                                                                                                   ============        ============

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE  LOSS (UNAUDITED)
THREE AND SIX MONTHS ENDED APRIL 30, 2004 AND 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended April 30,       Six Months Ended April 30,
                                                                    -----------------------------     -----------------------------
                                                                        2004             2003             2004             2003
                                                                    ------------     ------------     ------------     ------------
REVENUES:
  Vehicle service contract gross income                             $  1,236,913     $  1,325,527     $  2,464,794     $  2,674,111
  Net mechanical breakdown insurance income                               15,663           27,771           55,158           51,971
  MBI administrative service revenue                                      72,964           68,198          139,708          136,188
                                                                    ------------     ------------     ------------     ------------
           Total net revenues                                          1,325,540        1,421,496        2,659,660        2,862,270
                                                                    ------------     ------------     ------------     ------------
OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts                1,155,010        1,251,877        2,306,868        2,518,313
  Salaries and employee benefits                                         242,647          259,832          425,999          511,890
  Mailings and postage                                                    (1,450)           2,308            1,282            4,330
  Rent and lease expense                                                  77,488           89,939          153,162          161,559
  Professional fees                                                       42,465           28,765           72,535           63,885
  Telephone                                                               15,844           42,355           41,402           67,621
  Depreciation and amortization                                            9,018           17,893           18,157           35,798
  Merchant and bank charges                                                2,368            1,928            5,378            3,711
  Insurance                                                                5,262            5,958            9,288            8,120
  Supplies                                                                 1,020            3,059            2,139            7,352
  License and fees                                                         3,900            7,593            7,776           12,145
  Other operating expenses                                                15,920           31,483           35,013           52,379
                                                                    ------------     ------------     ------------     ------------
           Total operating expenses                                    1,569,492        1,742,990        3,078,999        3,447,103
                                                                    ------------     ------------     ------------     ------------
OPERATING LOSS                                                          (243,952)        (321,494)        (419,339)        (584,833)
                                                                    ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE):
  Finance and other fee income                                            19,103           39,320           37,417           49,478
  Interest income                                                             30            1,655            3,952            3,944
  Interest expense and fees                                              (14,078)          (2,620)         (28,296)          (4,138)
                                                                    ------------     ------------     ------------     ------------
           Other income (expense) - net                                    5,055           38,355           13,073           49,284
                                                                    ------------     ------------     ------------     ------------
LOSS BEFORE INCOME TAXES                                                (238,897)        (283,139)        (406,266)        (535,549)
INCOME TAXES                                                                --             46,219           11,817            6,352
                                                                    ------------     ------------     ------------     ------------
NET LOSS                                                            $   (238,897)    $   (329,358)    $   (418,083)    $   (541,901)
                                                                    ============     ============     ============     ============

BASIC AND DILUTED NET LOSS PER SHARE                                $      (0.01)    $      (0.02)    $      (0.02)    $      (0.03)
                                                                    ============     ============     ============     ============

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING -- BASIC AND DILUTED                                    21,193,537       19,801,870       20,742,804       19,801,870
                                                                    ============     ============     ============     ============

Net loss                                                            $   (238,897)    $   (329,358)    $   (418,083)    $   (541,901)
Other comprehensive gain net of tax:
    Net unrealized gain on available-for-sale securities                    --                851             --                877
                                                                    ------------     ------------     ------------     ------------
Comprehensive loss                                                  $   (238,897)    $   (328,507)    $   (418,083)    $   (541,024)
                                                                    ============     ============     ============     ============

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEAR ENDED OCTOBER 31, 2003 AND SIX MONTHS ENDED APRIL 30, 2004
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         Accumulated
                                                    Preferred Stock              Common Stock                Additional    Other
                                              -------------------------   -----------------------------         Paid   Comprehensive
                                                Shares         Amount         Shares          Amount        In-Capital     Income
                                              ---------      ----------   -------------    ------------     -----------  -----------
BALANCE, NOVEMBER 1, 2002                                                     2,011,787     $     2,012    $   200,851    $  (5,418)

  Unrealized gain on
   available-for-sale
   securities                                                                                                                 5,537

 Issuance of common shares                                                       50,000              50         79,950

  Net loss                                         --              --             --             --              --             --
                                              ---------      ----------   -------------    ------------     -----------  -----------

BALANCE, OCTOBER 31, 2003                          --              --        2,061,787          2,062         280,801           119

 Realization of gain on
  available-for-sale
  securities                                                                                                                   (119)

 Forward stock split effective
  March 22, 2004                                                            18,556,083

 Issuance of common shares                                                   5,350,000             535         90,023

 Issuance of preferred shares                 2,000,000             200                                       199,800

  Net loss                                         --              --             --             --              --             --
                                              ---------      ----------   -------------    ------------     -----------  -----------
                                              2,000,000             200      25,967,870           2,597         570,624           --
                                              =========      ==========   =============    ============     ===========  ===========

                                      Retained                        Total
                                      Earnings        Treasury     Stockholders'
                                      (Deficit)        Stock    (Deficit) Equity
                                     ----------      ---------  ----------------
BALANCE, NOVEMBER 1, 2002            $ (673,269)     $ (55,500)      $ (531,324)

  Unrealized gain on
   available-for-sale
   securities                                                             5,537

 Issuance of common shares                                               80,000

  Net loss                           (1,785,460)            -        (1,785,460)
                                     ----------      ---------       ----------

BALANCE, OCTOBER 31, 2003            (2,458,729)       (55,500)      (2,231,247)

 Realization of gain on
  available-for-sale
  securities                                                               (119)

 Forward stock split effective
  March 22, 2004

 Issuance of common shares                                               90,558

 Issuance of preferred shares                                           200,000

  Net loss                             (418,083)            -          (418,083)
                                     ----------      ---------       ----------
                                     (2,876,812)       (55,500)      (2,358,891)
                                     ==========      =========       ==========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED APRIL 30, 2004 AND 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 APRIL 30,
                                                                                                     -------------------------------
                                                                                                       2004                 2003
                                                                                                     ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                           $(418,083)           $(541,901)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                                     18,157               34,399
      Deferred income taxes                                                                               --                 83,091
      Issuance of preferred stock in exchange for related party loans                                  200,000                 --
      Changes in assets and liabilities:
        Restricted cash                                                                                270,978              134,594
        Accounts receivable                                                                           (169,205)            (120,948)
        Prepaid expenses and other assets                                                                1,457               (5,766)
        Deferred direct costs                                                                          118,904               94,289
        Net premiums payable to insurance companies                                                    (61,911)              46,758
        Accounts payable and accrued expenses                                                           36,126              213,546
        Income taxes receivable                                                                           --                353,774
        Deferred rent                                                                                   (4,809)             (49,572)
         Deferred income taxes                                                                          11,844              (15,315)
        Deferred revenues                                                                              (60,583)            (177,335)
                                                                                                     ---------            ---------
           Net cash provided by operating activities                                                   (57,125)              49,614
                                                                                                     ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Retirement of equipment                                                                                 --                  1,400
  Purchase of property and equipment                                                                   (11,716)              (9,836)
  Unrealized (gain) loss on available-for-sale securities                                                 --                    877
  Sale of short-term investments                                                                       117,084               44,207
                                                                                                     ---------            ---------
          Net cash provided by (used in) investing activities                                          105,368               36,648
                                                                                                     ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Drawings on line of credit                                                                              --                185,288
  Repayments of line of credit drawings                                                               (196,897)            (185,288)
  Proceeds (repayment) of borrowing from related party                                                  29,894              (19,999)
   Issuance of common stock                                                                             90,558                 --
  Payments on capital lease obligation                                                                  (2,882)              (1,255)
                                                                                                     ---------            ---------
          Net cash provided by (used in) financing activities                                          (79,327)             (21,254)
                                                                                                     ---------            ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                   (31,084)              65,008
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                         448,240              611,520
                                                                                                     ---------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                             $ 417,156            $ 676,528
                                                                                                     =========            =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                                           $   6,778            $     552
                                                                                                     =========            =========
    Cash received from income tax refunds                                                            $    --              $ 431,186
                                                                                                     =========            =========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED APRIL 30, 2004 AND 2003
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. Accounting principles assume the continuation of the Company as a going concern. The Company's auditors, in their opinion on the financial statements for the year ended October 31, 2003, expressed concern about this uncertainty. The accompanying financial statements do not include any adjustment that might arise from the outcome of this assumption. In the opinion of management, the unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments), necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ended April 30, 2004 may not be indicative of the results that may be expected for the year ending October 31, 2004. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2003.

2. NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share that requires dual presentation of basic and diluted EPS on the face of the statements of loss and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic loss per common share is computed on the weighted average number of shares of common stock outstanding during each period. Loss per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. As the company has a net loss for the six months ended April 30, 2004 and 2003, the average number of outstanding shares for basic and dilutive net loss per share is 20,742,804 (post split) in 2004 and 19,801,870 (post split) in 2003. The 10-1 forward stock split is reflected. The dilutive effect of the voting rights of the Class A preferred stock and employee stock options are not reflected because dilutive effects are not reflected in loss situations.

3. OTHER COMPREHENSIVE GAIN (LOSS)

In March 2004, the Company completed the liquidation of its available-for-sale investments. Accordingly, there were no unrealized gains reported in the current period. Other comprehensive gain for the three months ended April 30, 2003 resulted from unrealized gains of $851 on available-for-sale investments. During the six months ended April 30, 2004 and 2003, there were $0 and $877 of unrealized gains on available-for-sale investments, respectively.

4. INVESTMENTS

At October 31, 2003, all of the Company's investments are classified as available-for-sale and are stated at estimated fair value determined by the quoted market price. At April 30, 2004, the Company has sold all such investments and realized all gains and losses.

5. INCOME TAXES

There is no current provision for income taxes in the periods ended April 30, 2004 and 2003 as the Company has recovered all available federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect. As the realization of deferred tax assets is considered doubtful, a valuation allowance has been provided to eliminate that asset in both the current quarter and the year ended October 31, 2003.

6. RELATED PARTY TRANSACTIONS

The Company leases its office space from Cactus Family Investments, LLC on a month-to-month basis. The managing member of Cactus Family Investments, LLC is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $73,204 and $85,452 for the three months ended April 30, 2004 and 2003 and $147,220 and $152,443.13 for the six months ended April 30, 2004 and 2003, respectively. The current lease expired on December 31, 2003 and is renewed monthly by agreement between the parties.

From time to time, Gaylen Brotherson, the Chief Executive Officer, directly and through an affiliated company, has loaned the Company funds to enable it to meet its operating expenses. The loans are evidenced by a note that matures on demand and bears interest at a rate of 6%. As security for the loan, the Company has granted the affiliated company, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets.

7. RECAPITALIZATION

In March 2004, the Company increased its authorized but unissued preferred stock from 20,000,000 shares to 100,000,000 shares, changed the preferred stock from $.001 par value to no par value, $.0001 stated value and created a Class A Preferred Stock consisting of 2,000,000 shares that are assigned the voting power of one hundred (100) voting shares for each Preferred Stock share. Further, each Preferred Stock share is convertible into one hundred (100) Common Stock shares at the option of the holder thereof. The Company subsequently issued the 2,000,000 shares of Class A Preferred Stock to Cactus Family Investments, LLC, an affiliated company (See Note 6 above), in repayment of $200,000 of rent and other debt due to that entity.

In addition, the Company increased the number of its authorized common shares to 800,000,000, changed the par value of those shares to no par value with a stated value of $.0001 and increased its issued Common Stock shares to Twenty Million Six Hundred Seventeen Thousand Eight Hundred Seventy shares by means of a 10 - 1 forward stock split.

As of April 30, 2004, the Company holds 316,000 (post split) shares of its' common stock in the Treasury. These shares were purchased for the purpose of retirement and bonuses to employees. Management will explore additional uses of the stock.

8. EMPLOYEE STOCK OPTION PLAN

On April 7, 2004, the Company adopted the M.B.A. Holdings. Inc. Employee Stock Incentive Plan for the Year 2004 which has the purpose of advancing the business and development of the Company and its shareholders by affording employees of the Company the opportunity to acquire an equity interest in the Company. Under the terms of the plan, employees are granted options to purchase Company stock at specified prices. The options vest to the employees over time and are exercisable at the employees' discretion. The plan is administered by the Compensation Committee of the Board of Directors and is authorized to grant options for up to 48,000,000 shares of the common stock of the Company. As of April 30, 2004, the Company has granted options for 4,250,000 shares to selected employees. Compensation expense of $6,984 was recorded in connection with this transaction.

On that same date, the Company also adopted the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004. The Company seeks to motivate, retain and attract highly competent directors and consultants to advance the business and development of the Company and its shareholders by affording directors and consultants the opportunity to acquire an equity interest in the Company. Under the terms of the plan, directors and consultants are granted options to purchase Company stock at specified prices in return for their services to the Company. The options include a deferral option that allows the director/consultant to defer delivery of the stock retainer. The plan is administered by the Compensation Committee of the Board of Directors and is authorized to grant options for up to 12,000,000 shares of the common stock of the Company. As of April 30, 2004, the Company has granted options for 1,100,000 shares to selected directors/consultants. Compensation expense of $44,000 was recorded in connection with this transaction

9. COMMITMENTS AND CONTINGENCIES

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

The Company had available a $200,000 working capital line of credit which was renewed on April 30, 2003 and expired in February, 2004. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of
3.15 % plus the thirty day dealer commercial paper rate, as published in The Wall Street Journal and are secured by the Company's investments. The line of credit was secured by a pledge of the Company's investments in marketable securities. The line of credit was repaid and cancelled upon its maturity.

10. NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends the transition provisions of FASB No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for entities that voluntarily change to the fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decision with respect to stock-based employee compensation and amends APB Opinion No. 28, "Interim Financial Reporting" ("APB 28") to require disclosure about such effects in interim financial information. The amendments to APB 28 for interim disclosure of pro forma results are effective for interim periods beginning after December 15, 2002, which for the Company is the three months ended April 30, 2003. The adoption had no significant impact on the Company's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 148 amends the provisions of FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities" by requiring that contracts with similar characteristics be accounted for similarly. SFAS 149 is effective for contracts entered into after June 30, 2003. The adoption had no significant impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into after May 31, 2003. The adoption had no significant impact on the Company's financial position or results of operations.

In December 2003, the FASB issued Interpretation No. 46 (R), "Consolidation of Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any material entities will be consolidated with the Company as a result of FIN 46.

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

Income Taxes

There is no current provision for income taxes in the periods ended April 30, 2004 and 2003 as the Company has recovered all available federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect. As the realization of deferred tax assets is considered doubtful, a valuation allowance has been provided to eliminate that asset in both the current period and the year ended October 31, 2003.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED APRIL 30, 2004 AND 2003

NET REVENUES

Net revenues for the fiscal quarter ended April 30, 2004 totaled $1,326,000, down $96,000 from the $1,421,000 recognized in the quarter ended April 30, 2003. The 6.8% decline is the result of continuing competitive pressures being experienced by the Company from vehicle manufacturers and other competitors.

OPERATING EXPENSES

Operating costs decreased to $1,569,000 in the quarter ended April 30, 2004 down $173,000 from the $1,743,000 expended in the quarter ended April 30, 2003. The decrease is the result of a continuation of the Company's actions to curtail expenses wherever possible and of a 7.7% decrease in the cost of the mix of products sold.

OTHER INCOME (EXPENSE)

Total other income declined in the quarter ended April 30, 2004 by approximately $33,000 over the comparable 2003 quarter. The 2003 quarter included the receipt of the 2% fee that was negotiated as a part of the service termination agreement with two insurance companies in July 2002. The comparable 2004 Quarter included significant interest expense incurred as a result of borrowings on the line of credit and from related parties.

INCOME TAXES

There was no provision for income taxes in the quarter ended April 30, 2004 because the Company has already recovered all federal income taxes paid in prior years to the extent available. In the quarter ended April 30, 2003, provision was made for the tax consequences arising from changes in the temporary differences created by the fluctuation in the deferred revenue and deferred cost balances.


COMPARISON OF THE SIX MONTHS ENDED APRIL 30, 2004 AND 2003

NET REVENUES

The downward trend in revenues that has been noted in prior periods continued in the six months ended April 30, 2004 with net revenues down $202,000 from the comparable six months in 2003. The number of contracts and policies sold continues to decline as a result of continuing competitive pressure from the vehicle manufacturers and others.

OPERATING EXPENSES

Operating costs decreased to $3,079,000 in the six months ended April 30, 2004 down $368,000 from the $3,447,000 expended in the six months ended April 30, 2003. The decrease is the result of staff reductions and expense curtailments that have been instituted to protect the Company during this extended sales downturn.

OTHER INCOME (EXPENSE)

Other income (expense) rose in the six months ended April 30, 2004 by approximately $36,000 over the comparable 2003 period. As explained above, the six months in 2003 contained the receipt of the 2% fee that was negotiated as a part of the service termination agreement with two insurance companies in July 2002. The comparable 2004 half year contained this same fee but also included an additional $24,000 of interest expense incurred as a result of line of credit borrowings and the accrual of interest due to affiliates.

INCOME TAXES

Provision  for income taxes in the six months ended April 30, 2004 were recorded
in  recognition  of  changes  in  the  temporary   differences  created  by  the
fluctuation in the deferred revenue and deferred cost balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred significant losses during the past fiscal year and has experienced additional losses in prior years. A related party has advanced funds on demand notes and through the deferral of rent payments in order to overcome working capital deficiencies during the year. In January 2004, the Company granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. The lack of continuing working capital infusions could affect future operations. Accordingly, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss in the first two quarters of 2004 and expects such losses to continue further into 2004. The Company continues to pursue cost cutting measures, to relieve it of obligations to provide uncompensated services and to seek additional business to reduce working capital needs.

COMPARISON OF APRIL 30, 2004 AND OCTOBER 31, 2003

Working capital at April 30, 2004 consisted of current assets of $4,004,000 and current liabilities of $5,857,000, or a current ratio of 0.68 : 1. At October 31, 2003 the working capital ratio was 0.75 : 1 with current assets of $4,825,000 and current liabilities of $6,412,000. The negative trend continues as the Company has absorbed additional operating losses. Loans from the Company's principal shareholder have funded continuing operations.

Deferred Revenues decreased $61,000 and Deferred Direct Costs decreased $119,000 from balances at October 31, 2003. Deferred revenues consist of unearned VSC gross sales and estimated administrative service fees related to MBI policies. Deferred direct costs are costs that are directly related to the sale of VSCs. The change results from the overall decline in sales that has been experienced over the last several quarters.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of April 30, 2004, the amount owed to insurance companies decreased $61,000 over the balance at October 31, 2003. The change is due to differences in the timing of payments remitted to the insurance companies.


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

ITEM 4. CONTROLS AND PROCEDURES

In the quarter and six months ended April 30, 2004, we did not make any significant changes in, nor take any corrective actions regarding our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we have performed an evaluation of disclosure controls and procedures during this quarter. We will conduct a similar evaluation each quarter.

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

Item 2   Changes in Securities and Use of Proceeds

   a.) Securities sold - On March 22, 2004 the Company issued an additional 2,000,000 shares of its Class A Preferred Stock of 2,000,000 shares. Each Preferred Stock share is assigned the voting power of one hundred
         (100) voting shares of Common Stock. Further, each Preferred Stock share shall be convertible into one hundred (100) Common Stock shares at the option of the holder thereof. In addition, the Company authorized a 10 for 1 forward stock split of its Common Stock.

   b.) Underwriters and other purchasers -The new Class A Preferred shares were exchanged with Cactus Family Investments, LLC, an affiliated company, in repayment of $200,000 of debt owing to that affiliate.

   c.) Consideration - The shares were issued at a price of $.10 per share, which was determined to be the market price on the date of issuance. There was no underwriting discount or commission paid.

   d.)   Exemption  from  registration  claimed  - The  Securities  Act of  1933
         Section 4 (2).

   e.) Terms of conversion or exercise - Each Preferred Stock share shall be convertible into one hundred (100) Common Stock shares at the option of the holder thereof.

   f.) Use of proceeds - The Company converted $200,000.00 of the indebtedness due to an affiliated company by issuing the new convertible preferred shares to Cactus Family Investments, LLC.

Item 3   Defaults upon Senior Securities

None

Item 4 Submissions of Matters to a Vote of Security Holders

On March 16, 2004, pursuant to Nevada statue section 78.315, the holders of a majority of the outstanding common stock shares of M.B.A. Holdings, Inc., a Nevada corporation (the "Corporation"), waived the required notice of a shareholder meeting and consented to an increase in its authorized Common Stock shares to Eight Hundred Million (800,000,000), change the par value of each Common Stock share to no par value shares with a stated value $0.0001 per share and to an increase in its authorized Preferred Stock shares to One Hundred Million (100,000,000) shares and change the par value of each Common Stock share to no par value shares with a stated value $0.0001 per share.

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

                                     MBA Holdings, Inc.


Dated: June 14, 2004                 By: /s/ Gaylen Brotherson
--------------------                 -------------------------------------------
                                     Gaylen Brotherson
                                     Chairman of the Board and Chief Executive
                                     Officer


Dated: June 14, 2004                 By: /s/ Dennis M. O'Connor
--------------------                 -------------------------------------------
                                     Dennis M. O'Connor
                                     Chief Financial Officer