Form 10-Q
period 2004-07-31
M B A HOLDINGS INC
filed 2004-09-15
CIK 1097273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________.

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

Number of Common Stock shares (no par value, $0.0001 stated value) outstanding at September 7, 2004: 107,801,870 shares.

MBA Holdings, Inc and Subsidiary

                         PART I - FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of July 31, 2004
    (Unaudited) and October 31, 2003                                           2

Condensed Consolidated Statements of Loss and Comprehensive Loss \
    for the three and nine months ended July 31, 2004 and 2003 (Unaudited)     4

Condensed Consolidated Statements of Stockholders' Deficit
    as of July 31, 2004                                                        5

Condensed Consolidated Statements of Cash Flows for the
    nine months ended July 31, 2004 and 2003 (Unaudited)                       6

Notes to Condensed Consolidated Financial Statements                           7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 3   Quantitative and Qualitative Disclosures about Market Risk           13

Item 4. Controls and Procedures                                               13

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    13

Item 2   Charges in Securities and Use of Proceeds                            13

Item 4   Submissions of Matters to a Vote of Security Holders                 14

Item 6   Exhibits and Reports on Form 8-K                                     14

Signatures                                                                    15

Certifications                                                                16

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2004 AND OCTOBER 31, 2003
--------------------------------------------------------------------------------
ASSETS                                               July 31,        October 31,
                                                       2004              2003
                                                    -----------     -----------
                                                    (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                         $   724,691     $   448,240
  Restricted cash                                        23,879         291,437
  Investments                                              --           117,203
  Accounts receivable                                   325,815         232,184
  Prepaid expenses and other assets                       2,254           5,248
  Deferred direct costs                               2,856,305       3,730,410
                                                    -----------     -----------
           Total current assets                       3,932,944       4,824,722
                                                    -----------     -----------
PROPERTY AND EQUIPMENT:
  Computer equipment                                    320,844         309,128
  Office equipment and furniture                        140,259         140,259
  Vehicle                                                15,000          15,000
  Leasehold improvements                                 80,182          80,182
                                                    -----------     -----------
           Total property and equipment                 556,285         544,569
  Accumulated depreciation and amortization            (451,347)       (426,661)
                                                    -----------     -----------
           Property and equipment - net                 104,938         117,908

Deferred compensation                                    60,000            --
Deferred direct costs                                 5,393,032       4,804,532
                                                    -----------     -----------


TOTAL ASSETS                                        $ 9,490,914     $ 9,747,162
                                                    ===========     ===========


See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2004 AND OCTOBER 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT                                                                 July 31,        October 31,
                                                                                                        2004               2003
                                                                                                   ------------        ------------
                                                                                                   (Unaudited)
CURRENT LIABILITIES:
  Net premiums payable to insurance companies                                                      $    476,524        $    736,442
  Accounts payable and accrued expenses                                                                 565,191             622,756
  Line of credit borrowings                                                                                --               196,897
  Accounts payable to affiliated entity                                                                 463,693             516,309
  Capital lease obligation - current portion                                                             11,769               7,882
  Deferred revenues                                                                                   3,748,872           4,332,133
                                                                                                   ------------        ------------
           Total current liabilities                                                                  5,266,049           6,412,419

Capital lease obligations  - net of current portion                                                        --                 8,301
Deferred rent                                                                                              --                 4,809
Deferred income tax liability                                                                            16,510               4,666
Deferred revenues                                                                                     5,894,256           5,548,214
                                                                                                   ------------        ------------
           Total liabilities                                                                         11,176,815          11,978,409
                                                                                                   ------------        ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Preferred stock, no par value; $.0001 stated value 100,000,000 shares authorized in 2004 and $.001 par value 20,000,000 authorized in
   2003; 2,000,000 Class A convertible preferred issued and outstanding
    in 2004, none issued and outstanding in 2003                                                            200                --
  Common stock, no par value, $.0001 stated value, 800,000,000 shares authorized (post split), 86,617,870 shares issued (post split) in 2004 and
    20,617,870 (post split) in 2003, 86,301,870 shares (post split)
    outstanding in 2004 and 20,301,870 (post split) in 2003                                               8,662               2,062
  Additional paid-in-capital                                                                          1,555,797             280,801
  Accumulated other comprehensive income                                                                   --                   119
  Accumulated deficit                                                                                (3,195,060)         (2,458,729)
  Less: 316,000 (post split) shares of common stock in treasury, at cost                                (55,500)            (55,500)
                                                                                                   ------------        ------------
        Total stockholders' deficit                                                                  (1,685,901)         (2,231,247)
                                                                                                   ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                        $  9,490,914        $  9,747,162
                                                                                                   ============        ============

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
   COMPREHENSIVE  LOSS (UNAUDITED)
THREE AND NINE MONTHS ENDED JULY 31, 2004 AND 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended July 31,        Nine Months Ended July 31,
                                                                    ------------     ------------     ------------     ------------
                                                                         2004             2003            2004             2003
                                                                    ------------     ------------     ------------     ------------
REVENUES:
  Vehicle service contract gross income                             $  1,219,052     $  1,301,469     $  3,683,847     $  3,975,580
  Net mechanical breakdown insurance income                                5,919           31,070           61,077           83,041
  MBI brokerage and administrative service revenue                        78,400           68,118          218,108          204,306
                                                                    ------------     ------------     ------------     ------------
           Total net revenues                                          1,303,371        1,400,657        3,963,032        4,262,927
                                                                    ------------     ------------     ------------     ------------
OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts                1,113,281        1,227,856        3,420,149        3,746,169
  Salaries and employee benefits                                         358,416          259,026          784,415          770,916
  Mailings and postage                                                     2,733            9,094            4,015           13,424
  Rent and lease expense                                                  73,602           86,708          226,764          248,267
  Professional fees                                                       17,019           32,647           89,554           96,532
  Telephone                                                               10,137           43,981           51,539          111,602
  Depreciation and amortization                                            6,529           17,951           24,686           53,749
  Merchant and bank charges                                                3,592            2,265            8,970            5,976
  Insurance                                                                1,840            5,865           11,128           13,985
  Supplies                                                                 1,181            1,323            3,321            8,675
  License and fees                                                         4,883            3,812           12,659           15,956
  Other operating expenses                                                21,009           34,818           56,023           87,197
                                                                    ------------     ------------     ------------     ------------
           Total operating expenses                                    1,614,222        1,725,346        4,693,223        5,172,448
                                                                    ------------     ------------     ------------     ------------
OPERATING LOSS                                                          (310,851)        (324,689)        (730,191)        (909,521)
                                                                    ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE):
  Finance and other fee income                                              (942)           7,827           36,475           57,305
  Interest income                                                            223            1,955            4,176            5,899
  Interest expense and fees                                               (6,678)            (460)         (34,974)          (4,598)
                                                                    ------------     ------------     ------------     ------------
           Other income (expense) - net                                   (7,397)           9,322            5,677           58,606
                                                                    ------------     ------------     ------------     ------------
LOSS BEFORE INCOME TAXES                                                (318,248)        (315,367)        (724,514)        (850,915)
INCOME TAXES                                                                --             59,643           11,817           65,996
                                                                    ------------     ------------     ------------     ------------
NET LOSS                                                            $   (318,248)    $   (375,010)    $   (736,331)    $   (916,911)
                                                                    ============     ============     ============     ============

BASIC AND DILUTED NET LOSS PER SHARE                                $      (0.01)    $      (0.02)    $      (0.02)    $      (0.05)
                                                                    ============     ============     ============     ============

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                     50,880,713       19,801,870       31,162,943       19,801,870
                                                                    ============     ============     ============     ============

Net loss                                                            $   (318,248)    $   (375,010)    $   (736,331)    $   (916,911)
Other comprehensive gain net of tax:
    Net unrealized gain on available-for-sale securities                    --                408             --              1,284
                                                                    ------------     ------------     ------------     ------------
Comprehensive loss                                                  $   (318,248)    $   (374,602)    $   (736,331)    $   (915,627)
                                                                    ============     ============     ============     ============

See notes to condensed consolidated financial statements

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEAR ENDED OCTOBER 31, 2003 AND NINE MONTHS ENDED JULY 31, 2004
------------------------------------------------------------------------------------------------------------------------------------

                                                                                  Accumulated                              Total
                                                                     Additional      Other       Retained              Stockholders'
                             Preferred Stock       Common Stock          Paid    Comprehensive   Earnings    Treasury    (Deficit)
                             Shares    Amount     Shares     Amount    In-Capital   Income      (Deficit)      Stock      Equity
                            ---------   -----   ----------   -------  -----------  --------- -------------  ---------- ------------
BALANCE, NOVEMBER 1, 2002                        2,011,787   $ 2,012  $   200,851  $ (5,418) $   (673,269)  $ (55,500) $   (531,324)

 Unrealized gain on
   available-for-sale
   securities                                                                         5,537                                   5,537

 Issuance of common shares                          50,000        50       79,950                                            80,000

 Net loss                         --      --          --         --           --        --     (1,785,460)        --     (1,785,460)
                            ---------   -----   ----------   -------  -----------  --------- -------------  ---------- ------------

BALANCE, OCTOBER 31, 2003           -       -    2,061,787     2,062      280,801       119    (2,458,729)    (55,500)   (2,231,247)

 Realization of gain on
   available-for-sale
   securities                                                                          (119)                                   (119)

 Forward stock split
   effective
   March 22, 2004                               18,556,083

 Issuance of common shares                      66,000,000     6,600    1,075,196                                         1,081,796

 Issuance of preferred
   shares                   2,000,000     200                             199,800                                           200,000

 Net loss                         --      --          --         --          --         --       (736,331)        --       (736,331)
                            ---------   -----   ----------   -------  -----------  --------- -------------  ---------- ------------
BALANCE JULY 31, 2004       2,000,000   $ 200   86,617,870   $ 8,662  $ 1,555,797         -  $ (3,195,060)  $ (55,500) $ (1,685,901)
                            =====================================================  ================================================

See notes to consolidated financial statements


M.B.A. HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JULY 31, 2004 AND 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     July 31,
                                                                                                       2004                2003
                                                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                             (736,331)        $  (916,911)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                                      24,686              52,350
      Related party rent expense accrued but not paid                                                   (52,616)            167,963
      Gain (loss) on sale of fixed assets                                                                  --                 1,284
      Deferred income taxes                                                                                --               142,651
      Issuance of Class A preferred stock in return for related party loans                             200,000                --
      Changes in assets and liabilities:
        Restricted cash                                                                                 267,558              69,482
        Accounts receivable                                                                             (93,631)           (105,403)
        Prepaid expenses and other assets                                                                 2,994                (768)
        Deferred direct costs                                                                           285,604             195,636
        Net premiums payable to insurance companies                                                    (259,919)            (26,190)
        Accounts payable and accrued expenses                                                           (57,565)           (178,768)
        Income taxes receivable                                                                            --               353,774
        Deferred rent                                                                                    (4,809)            (49,572)
        Deferred income taxes                                                                            11,844             (21,879)
        Deferred revenues                                                                              (237,218)           (280,435)
                                                                                                    -----------         -----------
           Net cash (used in) operating activities                                                     (649,403)           (596,786)
                                                                                                    -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Retirement of equipment                                                                                  --                 1,400
  Purchase of property and equipment                                                                    (11,716)             (9,836)
  Sale of investments                                                                                   117,085              41,970
                                                                                                    -----------         -----------
          Net cash provided by investing activities                                                     105,369              33,534
                                                                                                    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Drawings on line of credit                                                                               --               185,288
  Repayments of line of credit drawings                                                                (196,897)           (185,288)
  Proceeds (repayment) of borrowing from related party                                                     --               (19,999)
  Issuance of common stock                                                                            1,021,796                --
  Payments on capital lease obligation                                                                   (4,414)             (2,575)
                                                                                                    -----------         -----------
          Net cash provided by (used in) financing activities                                           820,485             (22,574)
                                                                                                    -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    276,451            (585,826)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                          448,240             611,520
                                                                                                    -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                            $   724,691         $    25,694
                                                                                                    ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                                          $     7,310         $     1,506
                                                                                                    ===========         ===========

    Cash received from income tax refunds                                                           $      --           $   431,186
                                                                                                    ===========         ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED JULY 31, 2004 AND 2003
--------------------------------------------------------------------------------


1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. Accounting principles assume the continuation of the Company as a going concern. The Company's auditors, in their opinion on the financial statements for the year ended October 31, 2003, expressed concern about this uncertainty. The accompanying financial statements do not include any adjustment that might arise from the outcome of this assumption. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments), in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the nine months ended July 31, 2004 may not be indicative of the results of operations that may be expected for the year ending October 31, 2004. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2003.

2. NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share that requires dual presentation of basic and diluted EPS on the face of the statements and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic loss per common share is computed on the weighted average number of shares of common stock outstanding during each period. SFAS No. 128 requires that loss per common share assuming dilution is computed on the same weighted average number of shares of common stock outstanding. The additional shares representing the exercise of outstanding common stock options using the treasury stock method are not considered nor are the dilutive effect of the voting rights of the Class A preferred stock and employee stock options for the same reason. The average number of outstanding shares for basic and dilutive net loss per share are 31,162,943 (post split) in 2004 and 19,801,870 (post split) in 2003. The 10-1 forward stock split is reflected retroactively.

3. DEFERRED COMPENSATION

On June 17, 2004, the Company acquired 100 % of the outstanding membership interests in First Eagle Group, LLC ("First Eagle") and expects to enter into employment contracts with three of the former members of First Eagle. First Eagle was a start up venture that did not possess substantial assets. Rather, its value is derived from the continuing services of the three individuals to the Company.

The recorded value of the deferred compensation is based upon the fair market value of the common shares that were issued to the members of First Eagle in return for their membership interests. The employment contracts, in addition to providing for salary and fringe benefits, provide incentive compensation to the individuals upon the achievement of specified sales goals in the form of direct compensation and in the form of additional stock grants and options. As of July 31, 2004, none of these goals have been achieved.

4. OTHER COMPREHENSIVE GAIN (LOSS)

In March 2004, the Company completed the liquidation of its available-for-sale investments. Accordingly, there were no unrealized gains reported in the current period. Other comprehensive gain for the three months ended July 31, 2003 resulted from unrealized gains of $408 on available-for-sale investments. During the nine months ended July 31, 2003, there were $1,284 of unrealized gains on available-for-sale investments.

5. INVESTMENTS

At October 31, 2003, all of the Company's investments are classified as available-for-sale and are stated at estimated fair value determined by the quoted market prices. At July 31, 2004, the Company has sold all such investments and realized all gains and losses.

6. INCOME TAXES

There is no current provision for income taxes in the periods ended July 31, 2004 and 2003 as the Company has recovered all available federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect. As the realization of deferred tax assets is considered doubtful, a valuation allowance has been provided to eliminate that asset in both the current period and the year ended October 31, 2003.

The Internal Revenue Service has completed an examination of the tax year 2002. Adjustments were made to the loss carryforward balances because certain expenses that were deducted in that year were not paid in accordance with the requirements of the Internal Revenue Code. These expenses will be deducted when paid in the current and future years.

7. RELATED PARTY TRANSACTIONS

The Company leases its office space from Cactus Family Investments, LLC on a month-to-month basis. The managing member of Cactus Family Investments, LLC is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $71,895 and $81,640 for the three months ended July 31, 2004 and 2003 and $219,115 and $234,083 for the nine months ended July 31, 2004 and 2003, respectively. The current lease expired on December 31, 2003 and is renewed monthly by agreement between the parties.

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

8. RECAPITALIZATION

In March 2004, the Company increased its authorized but unissued preferred stock from 20,000,000 shares to 100,000,000 shares, changed the preferred stock from $.001 par value to no par value, $.0001 stated value and created a Class A Preferred Stock consisting of 2,000,000 shares that are assigned the voting power of one hundred (100) voting shares for each Preferred Stock share. Further, each Preferred Stock share is convertible into one hundred (100) Common Stock shares at the option of the holder thereof. The Company subsequently issued the 2,000,000 shares of Class A Preferred Stock to Cactus Family Investments, LLC, an affiliated company (See Note 7 above), in exchange for $200,000 of rent and other debt due to that entity.

In addition, the Company increased the number of its authorized common shares to 800,000,000, changed the par value of those shares to no par value with a stated value of $.0001 and increased its issued Common Stock shares to 20,617,870 shares by means of a 10 - 1 forward stock split.

As of April 30, 2004, the Company holds 316,000 (post split) shares of its' common stock in the Treasury. These shares were purchased for the purpose of retirement and bonuses to employees. Management will explore additional uses of the stock.

9. EMPLOYEE STOCK OPTION PLAN

On April 7, 2004, the Company adopted the M.B.A. Holdings. Inc. Employee Stock Incentive Plan for the Year 2004 and on July 7 2004, the M.B.A. Holdings. Inc. Employee Stock Incentive Plan for the Year 2004 -B. These plans have the purpose of advancing the business and development of the Company and its shareholders by affording employees of the Company the opportunity to acquire an equity interest in the Company. Under the terms of the plans, employees are granted options to purchase Company stock at specified prices. The plan is administered by the Compensation Committee of the Board of Directors and is authorized to grant options for up to 128,000,000 shares of the common stock of the Company. As of July 31, 2004, the Company has granted options for 63,000,000 shares to selected employees. Compensation expense of $253,582 was recorded in connection with these transactions. As of July 31, 2004, there were 10,000,000 options outstanding. All of these options were exercised in August 2004.

On that same dates, the Company also adopted the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004 and the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004-B. The Company seeks to motivate, retain and attract highly competent directors and consultants to advance the business and development of the Company and its shareholders by affording directors and consultants the opportunity to acquire an equity interest in the Company. Under the terms of the plan, directors and consultants are granted options to purchase Company stock at specified prices in return for their services to the Company. The options include a deferral option that allows the director/consultant to defer delivery of the stock retainer. The plan is administered by the Compensation Committee of the Board of Directors and is authorized to grant options for up to 22,000,000 shares of the common stock of the Company. As of July 31, 2004, the Company has granted options for 4,000,000 shares to selected directors/consultants. Compensation expense of $121,541 was recorded in connection with these transactions. As of July 31, 2004 there were no options outstanding under this plan. All options were exercised at that date.

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

The Company had available a $200,000 working capital line of credit which was renewed on April 30, 2003 and expired in February, 2004. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of
3.15 % plus the thirty day dealer commercial paper rate, as published in The Wall Street Journal and were secured by the Company's investments. The line of credit was secured by a pledge of the Company's investments in marketable securities. The line of credit was repaid and cancelled upon its maturity.

11. NEW ACCOUNTING PRONOUNCEMENTS

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

12. RECLASSIFICATIONS

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

Income Taxes

There is no current provision for income taxes in the periods ended July 31, 2004 and 2003 as the Company has recovered all available federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect. As the realization of deferred tax assets is considered doubtful, a valuation allowance has been provided to eliminate that asset in both the current period and the year ended October 31, 2003.

The Internal Revenue Service has completed an examination of the tax year 2002. Adjustments were made to the loss carryforward balances because certain expenses that were deducted in that year were not paid in accordance with the requirements of the Internal Revenue Code. These expenses will be deducted when paid in the current and future years.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JULY 31, 2004 AND 2003

NET REVENUES

Net revenues for the fiscal quarter ended July 31, 2004 totaled $1,219,000, down $82,000 from the $1,301,000 recognized in the quarter ended July 31, 2003. The 6.3% decline is the result of continuing competitive pressures being experienced by the Company from vehicle manufacturers and other competitors as well as legislative changes in certain states that limited the companies that were allowed to underwrite policies in those states.

OPERATING EXPENSES

Operating costs decreased to $1,614,000 in the quarter ended July 31, 2004 down $111,000 from the $1,725,000 expended in the quarter ended July 31, 2003. The decrease is the result of a continuation of the Company's actions to curtail expenses wherever possible and of a 3% decrease in the cost of the mix of products sold. The overall decline in costs was offset, in part, by increased compensation expense from the new employees and the stock option plans.

The deferred compensation associated with the First Eagle Group, LLC acquisition is included in the quarterly results as the individuals are integrated into the Company's staff. Progress has been made in establishing new projects and redirecting existing projects but the returns are not expected to be significant in this fiscal year.


OTHER INCOME (EXPENSE)

Total other income declined in the quarter ended July 31, 2004 by approximately $17,000 below the comparable 2003 quarter. The 2003 quarter included the receipt of the 2 % fee that was negotiated as a part of the service termination agreement with two insurance companies in July 2002. The comparable 2004 Quarter included lesser amounts of fee income and included significant interest expense that was incurred as a result of borrowings from the line of credit and related parties.

INCOME TAXES

There was no provision for income taxes in the quarter ended July 31, 2004 because the Company has already recovered all federal income taxes paid in prior years to the extent available. In the quarter ended July 31, 2003, provision was made for the tax consequences arising from changes in the temporary differences created by the fluctuation in the deferred revenue and deferred cost balances.

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 2004 AND 2003

NET REVENUES

The downward trend in revenues that has been noted in prior periods continued in the nine months ended July 31, 2004 with net revenues down $300,000 from the comparable nine months in 2003. The number of contracts and policies sold continues to decline as a result of increased competitive pressure from the vehicle manufacturers and others.

OPERATING EXPENSES

Operating costs decreased to $4,693,000 in the nine months ended July 31, 2004 down $479,000 from the $5,172,000 expended in the nine months ended July 31, 2003. The decrease is the result of staff reductions and expense curtailments that have been instituted to protect the Company during this extended sales downturn.

OTHER INCOME (EXPENSE)

Other income (expense) declined in the nine months ended July 31, 2004 by approximately $53,000 over the comparable 2003 period. As explained above, the nine months in 2003 contained the receipt of the 2 % fee that was negotiated as a part of the service termination agreement with two insurance companies in July 2002. The comparable 2004 period contained this lesser amounts of the fee income and also included an additional $30,000 of interest expense incurred as a result of line of credit borrowings and amounts due to affiliates.

INCOME TAXES

Provision for income taxes in the nine months ended July 31, 2004 and 2003 were recorded in recognition of changes in the temporary differences created by the fluctuation in the deferred revenue and deferred cost balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred significant losses during the past fiscal year and has experienced additional losses in prior years. A related party has advanced funds on demand notes and through the deferral of rent payments in order to overcome working capital deficiencies during the year. In January 2004, the Company granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. The lack of continuing working capital infusions could affect future operations. Accordingly, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss in the first three quarters of 2004 and expects such losses to continue further into 2005. The Company continues to pursue cost cutting measures, to relieve it of obligations to provide uncompensated services and to seek additional business to reduce working capital needs.

COMPARISON OF JULY 31, 2004 AND OCTOBER 31, 2003

Working capital at July 31, 2004 consisted of current assets of $3,933,000 and current liabilities of $5,266,000, or a current ratio of 0.75 : 1. At October 31, 2003 the working capital ratio was also 0.75 : 1 with current assets of $4,825,000 and current liabilities of $6,412,000. The negative trend continues as the Company has absorbed additional operating losses. Loans from the Company's principal shareholder and funds derived from the exercise of stock options have funded continuing operations.

Deferred Revenues decreased $237,000 and Deferred Direct Costs decreased $286,000 from balances at October 31, 2003. Deferred revenues consist of unearned VSC gross sales and estimated administrative service fees related to MBI policies. Deferred direct costs are costs that are directly related to the sale of VSCs. The change results from the overall decline in sales that has been experienced over the last several quarters.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of July 31, 2004, the amount owed to insurance companies decreased $260,000 below the balance at October 31, 2003. The change is due to differences in the timing of payments remitted to the insurance companies.


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company does not underwrite its own policies, a change in the current rates of inflation is not expected to have a material effect on the Company. Nevertheless, the precise effect of inflation on operations cannot be determined.

Under the terms of the Company's VSC contracts that are reinsured with highly rated insurance companies such as Old Republic Insurance Company and Heritage Warranty Mutual Insurance Risk Retention Group, Inc., the Company is primarily responsible for liability under these contracts. In the unlikely event that the third party reinsuring companies were unable to meet their contractual commitments to the Company, the Company itself would be required to perform under the contracts. Such an event could have a material adverse effect on the Company's operations.

The Company does not have any outstanding debt or long-term receivables. Therefore, it is not subject to significant interest rate risk.

ITEM 4   CONTROLS AND PROCEDURES

In the quarter and nine months ended July 31, 2004, we did not make any significant changes in, nor take any corrective actions regarding our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we have performed an evaluation of disclosure controls and procedures during this quarter. We will conduct a similar evaluation each quarter.

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

Item 2   Changes in Securities and Use of Proceeds

     a) Securities sold -- On June 17, 2004, the Company acquired 100% of the outstanding membership interests in First Eagle Group, LLC ("First Eagle") and expects to enter into employment contracts with three of the former members of First Eagle. First Eagle was a start up venture that did not possess substantial assets. Rather, its value is derived from the continuing services of three individuals under contract to the Company.

     b) Underwriters and other purchasers -- The 3,000,000 common shares were exchanged with the members of First Eagle Group, LLC for its assets. Three of those members expect to enter into employment contracts with Mechanical Breakdown Administrators, Inc.

     c) Consideration -- The shares were issued as restricted shares at the market price of $.02 per share, which was determined to be the market price on the date of issuance. There was no underwriting discount or commission paid.

     d)  Exemption  from  registration  claimed  -- The  Securities  Act of 1933
         Section 4 (2).

     e)  Terms of conversion or exercise -- None

     f) Use of proceeds -- The Company recorded the issued shares as deferred compensation at July 31, 2004 and will amortize the cost over the next 12 months.

Item 3   Defaults upon Senior Securities

None

Item 4   Submissions of Matters to a Vote of Security Holders

On June 10, 2004 and July 12, 2004, pursuant to Nevada statue section 78.315, the holders of a majority of the outstanding common stock shares of M.B.A. Holdings, Inc., a Nevada corporation (the "Corporation"), waived the required notice of a shareholder meeting and consented to the adoption of the M.B.A. Holdings. Inc. Employee Stock Incentive Plan for the Year 2004, the M.B.A.

Holdings.  Inc.  Employee Stock  Incentive Plan for the Year 2004 -B, the M.B.A.
Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004 and the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004-B.

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

         Form 8-K was filed June 23, 2004 announcing the acquisition of First Eagle Group, LLC. The acquisition was determined to consist of a start up company with few assets and employment contracts with three individuals.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                              MBA Holdings, Inc.


Dated September 14, 2004                      By: /s/ Gaylen Brotherson
------------------------                      ----------------------------------
                                              Gaylen Brotherson
                                              Chairman of the Board and
                                              Chief Executive Officer


Dated: September 14, 2004                     By: /s/ Dennis M. O'Connor
-------------------------                     ----------------------------------
                                              Dennis M. O'Connor
                                              Chief Financial Officer