Form 10-K
period 2004-10-31
M B A HOLDINGS INC
filed 2005-02-10
CIK 1097273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. As of December 31, 2004, the aggregate market value non-affiliates of the registrant as reported on NASDAQ, was $18,882,886

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of December 31, 2004, there were 120,902,492 shares of the issuer's common stock issued and 120,583,332 outstanding.

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

                                     Part I

Item 1. Business

M.B.A. Holdings, Inc. (the "Company"), through its wholly owned subsidiary, Mechanical Breakdown Administrators, Inc., markets and administers vehicular mechanical breakdown insurance ("MBI") policies and sells contracts for repair services to vehicles ("VSCs"). The MBI policies and VSC contracts are for the repair of automobiles, light trucks, recreational vehicles, motorcycles, boats and certain automotive components. In certain states, the insurance regulations prohibit the Company from directly selling either MBI policies or VSC contracts. In those states, the Company, through its principal shareholders, services its customers by acting solely as an insurance broker in the sale of MBI policies. The claims administrative responsibilities associated with those policies are assumed by the issuing insurance company. The Company is compensated for its services through the payment of a commission.

In addition, through its subsidiary National Motorcycle Dealers Association, LLC ("NMDA"), the Company sells memberships in NMDA and extended warranties for new and used motorcycles, ATV's and trailers. NMDA also provides and/or plans to provide Gap Coverage, Motorcycle Leasing and Financing, Credit Life/Accident insurance, Health insurance and Family Hospitalization insurance for Dealership owners, employees and their families. As an additional benefit of membership, NMDA offers rental insurance and software for Dealer Motorcycle Rental Programs, a Garage Keepers insurance program, Liability and Collision Insurance for the dealer and their customers, an Association Credit Card, a 401(k) Retirement Program, a Roadside Assistance Program and many other benefits including member discounts on advertising and trade show exhibits.

NATIONAL MOTORCYCLE DEALERS ASSOCIATION, LLC

NMDA was formed by MBA in 2004 to assist Motorcycle Dealer Members in being professional, successful, and profitable businesses through special services, products and programs. NMDA will also take a very active roll in education and legislation to help our members achieve their business and personal goals.

This Association is open to the tens of thousands of Motorcycle Dealers in the United States and Canada. There is an annual membership fee. The Association offers products and training to its members and brings many benefits and programs to aid the Motorcycle Dealer. NMDA brings the purchasing power and the voice of its many members to aid the individual privately -owned Motorcycle
Dealership. MBA Holdings has been appointed to provide management and administration of the Association.

The Association also offers an affiliate membership program open to manufacturers of motorcycles, motorcycle component manufacturers, suppliers, distributors, finance institutions, insurance agencies, insurance companies, industry associations, trade press, publications and motorcycle software vendors. The affiliate program will also have a membership fee per year.

MECHANICAL BREAKDOWN INSURANCE

The Company acts as an agent for insurance companies and sells their MBI policies. In addition, it provides marketing educational/support services and arranges for sub-agents to sell the policies. After the sale, the Company provides third-party administrative policy services (claims adjudication, cancellation processing and technical computer services) for certain of the policies sold by the Company or its sub-agents. The MBI policies are contracts of insurance for repair services to vehicles that are entered into between the insurance companies and the ultimate consumer/purchaser. The insurance company is directly liable for the costs of claims that arise under the terms of the insurance policy. The Company currently has agency and/or servicing agreements with Heritage Warranty Mutual Insurance RRG, Inc., Old Republic Auto Services Insurance Company and Warranty America, LLC, First Assured Insurance Company and AON Warranty Company.

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

For the years ended October 31, 2004, 2003, and 2002, the net revenues related to sales and servicing of MBI policies represented approximately 51%, 50% and 71%, respectively, of the Company's net revenues less direct acquisition costs of vehicle service contracts.

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

At the time a VSC is sold, the Company purchases an insurance policy that insures its' liability. This coverage provides indemnification to the Company against loss resulting from service contract claims. The insurance protection is provided by highly rated independent insurance companies including Heritage Warranty Mutual Insurance RRG, Inc., Warranty Americia, LLC, First Assured Insurance Company and AON Warranty Company.

For the years ended October 31, 2004, 2003, and 2002, the net VSC revenues less direct acquisition costs related to sales and servicing of VSCs represented approximately 60%, 50% and 29%, respectively, of the Company's total net revenues less direct acquisition costs of vehicle service contracts. The relative change in VSC revenues as a percent of total business written is the result of the Company's ability to establish selling agency relationships with Internet direct marketers like Consumers' Guide and to increases in the Company's direct Internet sales.


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

SIGNIFICANT CUSTOMERS

In 2004 a major manufacturer accounted for $1,750,893 of VSC revenues or 30% of the 2004 Net Commission Income. During 2003, a national insurance brokerage firm accounted for $2,433,000 of VSC sales while another major customer accounted for $1,673,000 of 2003 VSC sales. These two firms combined accounted for 77% of all 2003 VSC sales. The Company services these accounts under contracts that are subject to renewal annually.

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

National Motorcycle Dealers Association, LLC has few direct competitors in its market area and provides a bundle of services that are not generally offered from a single source. The products do compete individually with a wide range of offerings from other firms. NMDA is still assessing the impact these competitors will have on its business.

SALES AND MARKETING

The Company maintains its own staff of sales and marketing personnel. These individuals conduct the sales training and motivational programs that are the primary form of specialized assistance provided by the Company to its retailers/dealers and financial institutions. As an adjunct to these programs, the Company develops the training materials that are used at these educational seminars. In addition, the Company markets its products directly to consumers through its VPN, through selected automobile magazine advertisements and through the operation of a call center.

The number of policies and contracts sold annually during the last three fiscal years are:

                                                             Number of
Time Period                                          Policies and Contracts
-----------                                          --------------------------
For the twelve months ended October 31, 2004                    3,957
For the twelve months ended October 31, 2003                    4,858
For the twelve months ended October 31, 2002                    8,130


The decline in the numbers of policies and contracts sold is due to a loss of market share by the Company's associated credit unions and to the loss of a single major customer in the current year. The loss by the credit unions is due to increased competition for the financing of vehicle sales and the extended warranties that are sold at the time of financing. The loans by the vehicle manufacturers including zero interest rate loans and cash refunds have changed the manner in which vehicle buyers finance their purchases of both the vehicle and the extended warranty program. The customer loss was the result of increased price competition in the marketplace.

The Company will continue to look for ways to increase sales including strategic alliances with vehicle sellers and others, the inclusion of other types of mechanical equipment such as watercraft and off-road vehicles, the further expansion of its VPN system to more directly reach the ultimate consumer with its product information and from its recent efforts to expand the economic presence of the National Motorcycle Dealers Association, LLC.

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

The Company makes every effort to comply with all applicable statutes and regulations. Nevertheless, it cannot be assured that its interpretations, if challenged, would be upheld by a court or regulatory body. On each occasion that the Company has been notified that it is not in compliance with state regulation, the Company has been able to take the steps necessary to achieve compliance directly or by working through others..

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

EMPLOYEES

The Company and its subsidiaries employed 14 individuals at October 31, 2004 and 29 at October 31, 2003. There is one external sales person who is responsible to recruit and train the insurance agents or representatives of the financial institutions and dealerships in the M.B.A. product line. In addition, the Company has assigned four individuals to handle customer inquiries that many times result in direct sales. The remainder of the staff is assigned to the management and support departments including: claims adjudication, data entry, information systems, finance and administration.

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

Item 4. Submission of Matters to a Vote of Security Holders

On March 16, 2004, the holders of a majority of the outstanding common stock shares of M.B.A. Holdings, Inc., waived the required notice of a shareholder meeting and consent to the adoption of the following Board Minutes:

RESOLVED, the Corporation shall amend its Articles of Incorporation to increase its authorized Common Stock shares to Eight Hundred Million (800,000,000) change the par value of each Common Stock share to no par value shares with a stated value $0.0001 per share. and increase its authorized Preferred Stock shares to One Hundred Million (100,000,000) shares and change the par value of each Preferred Stock share to no par value shares with a stated value $0.0001 per share. (the "Stock Increase").

FURTHER RESOLVED, the following paragraph shall be added as the second and last paragraph of Article III of the Corporation's Articles of Incorporation (the "Preferred Stock Addition"):

The Board of Directors shall have the authority to divide the Preferred Stock shares into series and to fix by resolution the voting powers, designation, preference and relative participating option or other special rights and qualifications.

FURTHER RESOLVED, the Corporation shall receive approval for the Stock Increase and the Preferred Stock Addition from shareholders owning a majority of its outstanding common stock shares by means of written consent.

On June 10, 2004, the holders of a majority of the outstanding common stock shares of M.B.A. Holdings, Inc., waived the required notice of a shareholder meeting and consent to the adoption of the following Board Minutes:

RESOLVED, that the Corporation's action to adopt the Amended Employee Stock Incentive Plan For the Year 2004 and the Amended Non-employee Directors and Consultants Stock Plan for the Year 2004 be and hereby are approved.

On July 12, 2004, the holders of a majority of the outstanding common stock shares of M.B.A. Holdings, Inc., waived the required notice of a shareholder meeting and consent to the adoption of the following Board Minutes:

RESOLVED, that the Corporation's action to adopt the Employee Stock Incentive Plan For the Year 2004-B and the Non-employee Directors and Consultants Stock Plan for the Year 2004-B be and hereby are approved.


Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock has been reported in NASDAQ, and currently is reported on NASDAQ's OTC: BB under the trading symbol "MBAH". As of October 31, 2004, there were 120,450,492 common shares issued and 120,134,492 outstanding. On that date, the closing bid price for the Company's common stock, as reported by NASDAQ was $0.1079. The following is a summary of the price range of the Company's common stock during its 2003 and 2002 fiscal years:


         Common Stock               Bid
------------------------------------------------
                              High       Low
------------------------------------------------
Quarter of Fiscal 2004
First                         0.158     0.149
Second                        0.277     0.040
Third                         0.086     0.005
Fourth                        0.117     0.003

Quarter of Fiscal 2003
First                         0.105     0.100
Second                        0.200     0.101
Third                         0.158     0.149
Fourth                        0.158     0.149


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

                                             Equity Compensation Plan Information

                                                                                         Number of securities
                                                                                          remaining available
                                 Number of Securities                                     for future issuance
                                   to be issued upon           Weighted-average              under equity
                                      exercise of              exercise price of          compensation plans
                                  outstanding options         outstanding options        (excluding securities
        Plan Category             warrants and rights         warrants and rights      reflected in column (a))
-------------------------------------------------------------------------------------------------------------------
                                          (a)                         (b)                          (C)
-------------------------------------------------------------------------------------------------------------------
Equity compensation
   plans approved by
   security holders                      None                        None                     54,375,000

Equity compensation
   plans not approved by
   security holders                      None                        None                        None



During the fiscal year ended 2004, the Company issued 96,625,000 registered and 3,000,000 unregistered common shares.


Item 6. Selected Financial Data

Fiscal Year ended October 31,                          2004          2003          2002           2001           2000
Net revenues                                       $ 5,743,547    $ 5,628,408   $ 5,935,478   $ 16,468,434    $ 8,323,876
Net (loss) income                                   (1,209,455)    (1,785,460)     (847,797)      (212,546)       177,149
Net (loss) income per common share (basic)                (.02)          (.08)         (.04)          (.01)           .01
Total assets                                         8,650,262      9,747,162    11,212,975      9,423,030     16,647,549
Long-term obligations                                    3,116          8,301            --          8,077         18,840
Cash dividends declared per common share                    --             --            --             --             --

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

            Revenue and Direct Cost Recognition - Net revenues includes the commissions earned on sales of MBI, fees for providing administrative claims services related to the MBI sold and revenues related to the sales and servicing of VSC.

            The Company receives a commission from the sale of each MBI policy. That commission is payment for marketing the policy and, in some instances, for providing administrative, claims and cancellation services. The Company has elected early adoption of Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". It will recognize the revenue earned from each MBI policy on which it is obligated to provide administrative, claims and cancellation services on a straight-line basis over the term of that policy.

            Customers generally have the right to cancel their policy or vehicle service contract at any time. When a customer cancels the policy or contract, the unused portion of the policy or contract premium is returned to the customer after deduction of a cancellation fee. The Company, the insurance companies, and the sub-agents (if applicable) repay their unearned balance on the policy to the customer. The cancellation fee is retained entirely by the Company. When a policy is cancelled, the Company records the Company's portion of the cancellation repayment (net of any cancellation fee received) as a reduction or increase (as applicable) in total revenues.

            VSCs are contracts between the Company and the purchaser. The Company insures its obligations by obtaining an insurance policy that guarantees the Company's obligations under the contract. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1 Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, revenues and costs associated with the sales of these contracts are deferred and recognized in income on a straight-line basis over the estimated life of the contracts.

            Deferred Income Taxes - Deferred income tax is recorded based upon differences between the financial statement and tax basis of assets and liabilities using income tax rates currently in effect. The decline in the number of contracts sold and the losses that the Company has experienced in both the current year and prior years have placed serious doubt on the Company's ability to realize the value of the deferred income tax assets that were recorded in earlier years. Accordingly, a valuation allowance equal to 100% of the value of the deferred income tax asset has been provided.

            The Company will continue to evaluate its critical accounting policies and adjust them as circumstances dictate.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR 2004 AND FISCAL YEAR 2003

NET REVENUES

Net revenues for the year ended October 31, 2004 totaled $5,744,000, a decrease of $116,000 from the year ended October 31, 2003 net revenues of $5,628,000. The decrease in net revenues is the result of the loss of a single major customer and of increased competition for vehicle sales and loans by the vehicle manufacturers including zero interest rate loans and expanded initial warranty programs. As discusses above, during Fiscal 2003, the Company elected to adopt EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The effect of this action is to defer all MBI related revenue for policies providing administrative, claims and cancellation services over the life of the underlying policy. This policy adoption has resulted in less MBI revenue being recognized in the current year. The Company is attempting to reverse this downward trend with its VPN system, with increased marketing contacts with other Internet vendors and with its expansion into the motorcycle market through its subsidiary, National Motorcycle Dealers Association, LLC..

OPERATING EXPENSES

Operating expenses decreased increased $30,000 to $6,945,000 in the year ended October 31, 2004 compared to the similar period ended October 31, 2003. Excluding VSC direct acquisition costs, operating expenses increased $203,000. The decrease in Direct Acquisition costs is primarily the result of the loss of a single customer who provided significant business at very low margins. The increase in all other operating costs occurred in Salaries and employee benefits and Professional fees as a result of the issuance and exercise of stock options. Other operating expenses also contributed to the increase as the Company worked to develop the various programs and materials that are included within the mantel of the NMDA. The Company recognized a portion of the costs associated with the acquisition of First Eagle Group, LLC ("First Eagle) as an expense. The Company acquired First Eagle with the express intention of working with the owning group to expand and revitalize the Company's marketing capabilities. During the ensuing six months, it became apparent that strategic conflicts existed that would prevent the successful implementation of the project. The project, now known as NMDA, is now moving forward at an accelerating rate. The increase in all other operating cost occurred primarily in Salaries and employee benefits and Professional fees as the Company worked to develop the various programs and materials that are included within the mantel of the National Motorcycle Dealers Association, LLC. In addition, compensation expense was also incurred in 2004 from the issuance and exercise of stock options under the terms of the M.B.A. Holdings, Inc. Employee Stock Incentive Plan for the Year 2004 and the M.B.A. Holdings, Inc. Employee Stock Incentive Plan for the Year 2004-B.

Licenses and fees increased $40,000 in 2004 over the $21,000 expended in 2003 and Telephone expense decreased $77,000 from the $147,000 expended in 2003, as the Company was able to settle two disputes arising over software licensing and negotiated long distance billing rates. In both instances, the Company was able to achieve reasonable settlement terms to resolve the dispute.

OTHER INCOME (EXPENSE)

Net other income decreased $81,000 to $144, as a result of the Company incurring interest expense on the line of credit borrowings and because the Company is no longer eligible to receive further contractual overrides from one of its insurance companies.

INCOME TAXES

Provisions for income taxes in the period ended October 31, 2004 reflect the fact that the Company is no longer able to carry back current year losses to recover federal income taxes paid in previous years. The period ended October 31, 2002 included provisions for such loss carry back. The Company received $431,000 during the prior year from the carry back of those losses. The differences in the effective tax rates in fiscal 2004 compared to fiscal 2003 and 2002 is the result of changes in the deferrals, an increase in the valuation allowance to 100% and the receipt of the federal income tax loss carry back refund.

SIGNIFICANT EVENTS

The Company has been a principal agent in forming the National Motorcycle Dealers Association, LLC (NMDA) and has been appointed to provide management and administration of the Association. NMDA will provide products and services for the Association members including Extended Motorcycle Warranties for New and
Used Motorcycles, ATV's and Trailers, New Motorcycle Manufacture's Factory Warranties, Gap Coverage, Motorcycle Leasinging and Financing, Credit Life/Accident Health Insurance, Family

Hospitalization Insurance for Dealerships and their Families, Rental Insurance for Dealer Motorcycle Rental Programs and Software, Garage keepers Insurance Program, Liability and Collision Insurance for Motorcycle and Autos for the dealer and their customers, an Association Credit Card, Dealership Credit Card Processing, 401(k) Retirement Programs, Roadside Assistance Programs, Tire and Wheel Protection, Business Forms, Communication Services and a Prepaid Legal Program. Membership will be required to participate in these programs and the Company will be compensated through management fees and product sales commissions. The NMDA's aggregation of many programs represents a rare opportunity for the Company and its partners to achieve business synergies and a market edge not previously available to them.

In October, 2004, NMDA entered into an agreement with Wildside Motorcycles, Inc. (Wildside) whereby NMDA exchanged a 20% membership interest for a 20% stock ownership of Wildside's common stock. The parties have agreed to jointly market the software package that Wildside has developed for accounting for motorcycle rentals that enables individual motorcycle dealers to establish, account for and invoice their rental operations. The Company will use equity accounting to record the results of this investment.

In December 2004, the Company acquired a 50% interest in Blue Sky Motorcycle Rentals, Inc. (Blue Sky) that operates a motorcycle rental business in Colorado and has sold its business model to similar operations in Arizona, California, New Mexico, Nevada and Florida. Its business plan envisions significant expansion into other vacation markets as well as motorcycle exchange programs among the participants to maximize the usage of the rental motorcycles. The Company will use equity accounting to record the results of this investment.

PENDING ACCOUNTING STANDARDS

In December 2004, the FASB published FASB Statement No. 123, Share-Based Payment, ("FAS 123") which will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company is required to apply FAS 123 at October 31, 2005.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("FAS 153"). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The Company has adopted FAS 153 in these statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities ("FIN 46") which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements . FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46-R") to address certain FIN 46 implementation issues. The Company is currently evaluating the application of FIN 46 as it relates to the potential consolidation of Cactus Family Investments, LLC, an entity owned by the majority shareholders of the Company.

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

OPERATING EXPENSES

Operating expenses decreased $409,000 to $6,915,000 in the year ended October 31, 2003 compared to the similar period ended October 31, 2002. Excluding VSC direct acquisition costs, operating expenses declined $249,000 and were 33% of net revenues in 2003 compared to 36% in 2002 as the Company continued to reduce expenses where ever possible. These efforts resulted in total personnel costs being reduced $151,000 from the prior year. The expense reductions were accomplished through task combinations and staffing reductions.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred significant losses during the current fiscal year and has experienced additional losses in prior years. A related party has advanced funds on demand notes and through the deferral of rent payments (See Note 4) in order to overcome working capital deficiencies in the past. During 2004, the Company granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. The lack of continuing working capital infusions could affect future operations. Accordingly, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss in November and December 2004 and January 2005. The Company is aggressively pursuing the development of NMDA and of other warranty products in its ongoing efforts to stem the losses.

Working capital at October 31, 2004 consisted of current assets of $4,277,000 and current liabilities of $5,017,000, or a current ratio of 0.85: 1. At October 31, 2003, the current ratio was 0.75:1 with current assets of $4,825,000 and current liabilities of $6,412,000.

As of October 31, 2004, the Company's cash position increased slightly to $802,000 from $739,000 at October 31, 2003. Of this amount, $19,000 is classified as restricted cash in 2004 and $291,000 in 2003. The largest component of the restricted cash represented claims payment advances provided by insurance companies. These advances enable the Company to make claims payments on behalf of the insurance companies. The decrease in restricted cash in 2004 is due to the return of $350,000 advanced by American Bankers Insurance Company. In addition, the continuing decline in sales volume has resulted in lower premiums being held on deposit pending payment to the insurance companies and therefore lower cash balances.

Deferred direct costs, including both the current and non-current portions, decreased $1,175,000 to $7,360,000 at October 31, 2004 from $8,535,000 at
October 31, 2003. Direct costs are costs that are directly related to the sale of VSCs. These costs are deferred in the same manner as are VSC revenue. The decrease is the result of a continuation of lower than normal sales levels.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of October 31, 2004, the amount owed to the insurance companies decreased by $405,000 to $331,000 from $736,000 at October 31, 2003. The change is due to the timing of payments remitted to and reimbursements received from the insurance companies as well as the continuing decline in the numbers of contracts sold .

Deferred revenues, including both the current and non-current portions, decreased $1,379,000 to $8,501,000 at October 31, 2004 from $9,880,000 at
October 31, 2003. Deferred revenue consists of VSC gross sales and estimated administrative service fees relating to the sales of MBI policies. The decrease is due to the continuing decline in sales volume in 2004.

Table of Contractual Obligations

                                     Payments Due By Period
                                     ----------------------
                                       Less than   1-3       3-5      More than
Contractual obligations         Total    1 year    years     years    5 years
                                -----    ------    -----     -----    -------

Capital Lease Obligations     $11,213    $8,203    $3,010    $  --     $   --
                              =======    ======    ======    ======    ======

The Company was operating with a working capital line of credit from Merrill Lynch that expired November 30, 2003. The Company has repayed this indebtedness in February 2004. The Company also received advances from related parties that are secured by a a pledge of the unencumbered assets of the Company. As of October 31, 2004, the related party indebtedness decreased $100,000 to $416,000 from $516,000 at October 31, 2003. The Company uses premiums received to pay agent commissions, to fund operations and to supplement claims payment advances provided by insurance companies to administer and pay claims. The Company believes its future operations may require advances from outside sources. There is no assurance that such advances will be made.


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

The Company does not have any long-term receivables and its line of credit debt is fully repaid. Therefore, it is not subject to significant interest rate risk.

The Company has a net loss of $1,209,000 for the twelve months ended October 31, 2004. This net loss is due to the Company having a substantial decline in market share from increased competition. The future effect of this increased competition may have an adverse effect on future earnings.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Index to Consolidated Financial Statements for the years ended October 31, 2004, 2003, and 2002:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income (Loss)

Consolidated Statements of Stockholders' Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
M.B.A. Holdings, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of M.B.A. Holdings, Inc. and subsidiaries (the "Company") as of October 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive loss, stockholders' (deficit) equity, and cash flows for the years ended October 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Companies Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2004 and 2003, and the results of its operations, comprehensive loss and changes in shareholder deficit and its cash flows for the years ended
October 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations, anticipates additional losses in the next year and has insufficient working capital as of October 31, 2004 to fund such losses. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.



/s/  Semple & Cooper, LLP
-------------------------------------
Phoenix, Arizona
January  21, 2005

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

ASSETS                                                             2004          2003

CURRENT ASSETS:
  Cash and cash equivalents                                    $   782,848   $   448,240
  Restricted cash                                                   18,578       291,437
  Investments                                                           --       117,203
  Accounts receivable, net of allowance for doubtful accounts
      of $0 (2004 and 2003)                                        377,739       232,184
  Prepaid expenses and other current assets                          1,706         5,248
  Deferred direct costs                                          3,096,094     3,730,410
                                                               -----------   -----------
           Total current assets                                  4,276,965     4,824,722
                                                               -----------   -----------
PROPERTY AND EQUIPMENT:
  Computer equipment                                               330,605       309,128
  Office equipment and furniture                                   140,259       140,259
  Vehicle                                                           15,000        15,000
  Leasehold improvements                                            80,182        80,182
                                                               -----------   -----------
           Total property and equipment                            566,046       544,569
  Accumulated depreciation and amortization                       (456,650)     (426,661)
                                                               -----------   -----------
           Property and equipment - net                            109,396       117,908

DEFERRED DIRECT COSTS                                            4,263,901     4,804,532
                                                               -----------   -----------

TOTAL ASSETS                                                   $ 8,650,262   $ 9,747,162
                                                               ===========   ===========

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2004 AND 2003
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT                                                           2004              2003

CURRENT LIABILITIES:
  Net premiums payable to insurance companies                                               $   330,651       $  736,442
  Accounts payable and accrued expenses                                                         656,927          622,756
  Line of credit borrowings                                                                           -          196,897
  Accounts and note payable - officer                                                           416,566          516,309
  Capital lease obligations                                                                       7,059            7,882
  Deferred revenues                                                                           3,606,028        4,332,133
                                                                                            -----------       ----------
           Total current liabilities                                                          5,017,231        6,412,419
Capital lease obligation - net of current portion                                                 3,116            8,301
Deferred rent                                                                                         -            4,809
Deferred income taxes                                                                            12,802            4,666
Deferred revenues - net of current portion                                                    4,895,266        5,548,214
                                                                                            -----------       ----------
           Total liabilities                                                                  9,928,415       11,978,409
                                                                                            -----------       ----------
COMMITMENTS AND CONTINGENCIES                                                                        --               --
STOCKHOLDERS' DEFICIT:
  Preferred  stock,  no  par  value;  $.0001  stated  value  100,000,000  shares authorized  in 2004  and  $.001  par  value  20,000,000  authorized  in 2003;
   2,000,000 Class A convertible preferred issued and outstanding
    in 2004, none issued and outstanding in 2003                                                    200               --
  Common stock, no par value, $.0001 stated value, 800,000,000 shares authorized (post split),  120,450,492 shares issued (post split) in 2004 and
    21,825,492 (post split) in 2003, 120,134,492 shares (post split)
    outstanding in 2004 and 21,509,492 (post split) in 2003                                      12,045            2,062
  Additional paid-in-capital                                                                  2,433,286          280,801
  Accumulated other comprehensive income                                                             --              119
  Accumulated deficit                                                                        (3,668,184)      (2,458,729)
  Less: 316,000 (post split) shares of common stock in treasury,
   at cost                                                                                      (55,500)         (55,500)
                                                                                            -----------      -----------
                                                                                             (1,278,153)      (2,231,247)
        Total stockholders' deficit
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 $ 8,650,262      $ 9,747,162
                                                                                            ===========      ===========


See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002
------------------------------------------------------------------------------------------------------------

                                                              2004               2003              2002

NET REVENUES:
  Vehicle service contract gross income                   $  5,384,993       $  5,328,915       $  5,406,387
  Net mechanical breakdown insurance income                    358,554            299,493            529,091
                                                          ------------       ------------       ------------
Total net revenues                                           5,743,547          5,628,408          5,935,478
                                                          ------------       ------------       ------------

OPERATING EXPENSES:
  Direct acquisition costs of vehicle
   service contracts                                         4,856,281          5,029,185          5,189,412
  Salaries and employee benefits                             1,259,624          1,036,242          1,187,139
  Mailings and postage                                          14,683             17,932            101,287
  Related party rent expense                                   291,755            311,912            251,625
  Lease expense                                                  9,574             13,842             20,636
  Professional fees                                            171,099            132,232            160,379
  Telephone                                                     69,946            147,346             89,907
  Depreciation and amortization                                 29,989             59,996             79,866
  Merchant and bank charges                                     12,891              6,475              8,853
  Insurance                                                     14,947             21,587             32,613
  Supplies                                                       9,143             11,990             13,884
  License and fees                                              60,941             21,493             26,717
  Other operating expenses                                     144,164            104,578            162,080
                                                          ------------       ------------       ------------
           Total operating expenses                          6,945,037          6,914,810          7,324,398
                                                          ------------       ------------       ------------
OPERATING LOSS                                              (1,201,490)        (1,286,402)        (1,388,920)
                                                          ------------       ------------       ------------
OTHER INCOME (EXPENSE):
  Finance fee income                                            15,519             21,476             26,210
  Interest income                                                4,962              7,414             13,870
  Interest expense                                             (46,128)           (13,924)            (8,121)
  Other income (expense)                                        22,427             63,906             33,333
  Realized gains on investments                                  3,364              2,914                 --
                                                          ------------       ------------       ------------
        Other income (expense) - net                               144             81,786             65,292
                                                          ------------       ------------       ------------
LOSS BEFORE INCOME TAXES                                    (1,201,346)        (1,204,616)        (1,323,628)
INCOME TAXES (Note 6)                                            8,109            580,844           (475,831)
                                                          ------------       ------------       ------------
NET LOSS                                                  $ (1,209,455)      $ (1,785,460)      $   (847,797)
                                                          ============       ============       ============

BASIC AND DILUTED NET LOSS PER SHARE                      $      (0.02)      $      (0.08)      $      (0.04)
                                                          ============       ============       ============
AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                           69,133,252         21,034,152         21,009,492
                                                          ============       ============       ============
Net loss                                                  $ (1,209,455)      $ (1,785,460)      $   (847,797)
Comprehensive loss
  Net unrealized gain (loss) on
   available-for-sale securities                                    --              5,537             (2,269)
                                                          ------------       ------------       ------------
Comprehensive loss                                        $ (1,209,455)      $ (1,779,923)      $   (850,066)
                                                          ============       ============       ============

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            Accumulated
                                      Preferred Stock         Common Stock     Additional      Other          Retained
                                     ----------------    ------------------     Paid        Comprehensive     Earnings    Treasury
                                     Shares    Amount    Shares     Amount    In-Capital       Income        (Deficit)      Stock
                                     ------    ------    ------     ------    ----------       ------        ---------      -----
BALANCE, NOVEMBER 1, 2001                               21,325,492    2,012      200,851       (3,149)         174,528      (55,500)

  Unrealized loss on available-
   for-sale securities                                                                         (2,269)
  Net loss                                                                                                    (847,797)
                                    ----------   ----    ---------   ------    ---------       ------        ---------       ------
BALANCE, OCTOBER 31, 2002                               21,325,492    2,012      200,851       (5,418)        (673,269)     (55,500)
  Unrealized gain on available-
   for-sale securities                                                                          5,537
  Issuance of common shares                                500,000       50       79,950
  Net loss                                                                                                  (1,785,460)
                                    ----------   ----    ---------   ------    ---------       ------        ---------       ------
BALANCE, OCTOBER 31, 2003                               21,825,492    2,062      280,801          119       (2,458,729)     (55,500)

  Realization of gain on available-
   for-sale securities                                                                           (119)
  Issuance of common shares                             98,625,000    9,983    1,952,685
  Issuance of preferred shares       2,000,000    200                            199,800
  Net loss                                  --     --           --       --           --           --       (1,209,455)          --
                                    ----------   ----  -----------   ------    ---------       ------        ---------       ------
BALANCE OCTOBER 31, 2004             2,000,000    200  120,450,492   12,045    2,433,286           --      $(3,668,184)    $(55,500)
                                    ==========   ====  ===========   ======    =========       ======        =========       ======

See notes to consolidated financial statements

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        OCTOBER 31,
                                                                                      ----------------------------------------------
                                                                                           2004            2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $(1,209,455)     $(1,785,460)     $  (847,797)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                        29,989           59,996           79,866
      (Gain) loss on sale of equipment                                                         --               --          (22,500)
      Related party rent expense accrued but not paid                                          --          311,912               --
      Issuance of stock for services                                                      243,601               --               --
      Deferred income taxes                                                                 8,136          572,112          (26,737)
      Changes in assets and liabilities:
        Restricted cash                                                                   272,859           (6,471)        (124,564)
        Accounts receivable                                                              (145,555)         (49,884)         (35,990)
        Prepaid expenses and other current assets                                           3,542            5,181           69,921
        Deferred direct costs                                                           1,174,947          270,882       (2,166,872)
        Income tax receivable                                                                  --          436,778          (41,291)
        Net premiums payable to insurance companies                                      (405,791)         (56,947)         408,276
        Accounts payable and accrued expenses                                              61,599          100,620          143,311
        Accounts and notes payable - related party                                         36,764               --               --
        Other liabilities                                                                      --          (49,572)        (175,838)
        Deferred rent                                                                      (4,809)         (26,255)         (11,192)
        Deferred revenues                                                              (1,379,053)        (242,638)       2,179,649
                                                                                      -----------      -----------      -----------
           Net cash used in operating activities                                       (1,313,226)        (459,746)        (571,758)
                                                                                      -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                      (21,477)          (3,833)         (17,593)
  Proceeds from sale of equipment                                                              --               --           22,500
  Purchase of investments                                                                      --           (2,612)            (458)
  Proceeds from sales and maturities of investments                                       117,084           49,988               --
                                                                                      -----------      -----------      -----------
          Net cash provided by investing activities                                        95,607           43,543            4,449
                                                                                      -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Drawings on line of credit                                                                   --          196,897          643,654
  Issuance of common stock                                                              1,719,067
  Repayments of line of credit                                                           (196,897)              --         (643,654)
  Proceeds of note payable - officer                                                       70,000           67,466          106,548
  Repayment of note payable - officer                                                     (33,935)              --               --
  Payments on capital lease obligations                                                    (6,008)         (11,440)         (10,743)
                                                                                      -----------      -----------      -----------
          Net cash provided by (used in) financing activities                           1,552,227          252,923           95,805
                                                                                      -----------      -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 334,608         (163,280)        (471,504)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              448,240          611,520        1,083,024
                                                                                      -----------      -----------      -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                $   782,848      $   448,240      $   611,520
                                                                                      ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                                              $     9,365      $     3,644      $     4,902
                                                                                      ===========      ===========      ===========

  Cash paid for (recovered from) income taxes                                                  --      $  (431,186)     $  (425,396)
                                                                                      ===========      ===========      ===========

NON-CASH TRANSACTIONS:
   Related party notes payable satisfied by issuing preferred shares
       in 2004, common shares and services provided in 2003                           $   200,000      $    80,000      $        --
                                                                                      ===========      ===========      ===========

   Unrealized gains (losses) on available -for-sale securities                                 --      $     5,537      $    (2,269)
                                                                                      ===========      ===========      ===========

     Property and equipment financed with capital lease obligations                   $        --      $    19,401      $        --
                                                                                      ===========      ===========      ===========
     Issuance of stock for services                                                   $   243,601      $        --      $        --
                                                                                      ===========      ===========      ===========

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - M.B.A. Holdings, Inc. and subsidiary (the "Company") are located in Scottsdale, Arizona and are principally engaged in selling mechanical breakdown insurance policies ("MBI") (as an agent for insurance companies), selling vehicle service contracts ("VSC") for new automobiles, trucks, Motorcycles, recreational vehicles, and travel trailers, and providing claims administrative services for MBI and VSC sold. The Company operates in approximately 27 states. The consolidated financial statements include the accounts of M.B.A. Holdings, Inc. and its wholly owned subsidiary, Mechanical Breakdown Administrators, Inc. and the National Motorcycle Dealers Association, LLC. All significant intercompany balances and transactions have been eliminated.

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

      c. Investments that are primarily marketable debt and equity securities, are classified as available-for-sale and are stated at estimated fair value as of October 31 2003. There are no such investments at October 31, 2004. Fair value is estimated based on quoted market prices. Unrealized gains (losses) are excluded from earnings and reported, net of income tax, as a separate component of shareholders' equity (deficit).

      d. Accounts receivable consist primarily of amounts due from insurance companies for reimbursement of previously paid claims. For the years ended October 31, 2004 and 2003, management believes that all outstanding balances will be realized. Accounts receivable are unsecured and do not include finance charges.

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

            The Company reviews its long-lived assets for possible impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and amends Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
            Transactions.   The  new  rules  apply  to  the  classification  and
            impairment analysis conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company has concluded that no impairment charge is necessary during 2004 and 2003.

      f. Benefit Plan - The Company maintains the Mechanical Breakdown Administrators 401(k) Profit Sharing Plan covering substantially all employees. Participation in employer discretionary contributions commences on the earliest plan entry date after an employee meets eligibility requirements. Employees may elect to contribute to the plan and the Company may make discretionary contributions. No discretionary contributions were made during the years ended October 31, 2004, 2003 or 2002.

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

            The Company receives a commission from the sale of each MBI policy. In certain instances, that commission is payment for marketing the policy and for providing administrative claims and cancellation services. The Company has elected early adoption on November 1, 2002 of Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements for Multiple Deliverables". It will recognize the revenue earned from each MBI policy on a straight-line basis over the term of that policy. The net effect of this change in 2004 is a deferral of revenues of $56,000.

            Customers generally have the right to cancel their policy or vehicle service contract at any time. When a customer cancels the policy or contract, the unused portion of the policy or contract premium is returned to the customer after deduction of a cancellation fee. The Company, the insurance companies, and the sub-agents (if applicable) repay their unearned balance on the policy to the customer. The cancellation fee is retained entirely by the Company. When a policy is cancelled, the Company records the Company's portion of the cancellation repayment (net of any cancellation fee received) as a reduction or increase (as applicable) in total revenues.

            VSCs are generally contracts between the Company and the purchaser. The Company insures its obligations by obtaining an insurance policy that guarantees the Company's obligations under the contract. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1 Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, revenues and costs associated with the sales of these contracts are deferred and recognized in income on a straight-line basis over the actual life of the contracts. The Company also sells VSC on behalf of others. In these instances, it acts solely as a broker and recognizes income at the time of the sale.

            The Company applies Emerging Issues Task Force ("EITF") No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. Accordingly, revenues from MBI and VSC sold on behalf of others are presented on a net basis as the Company acts only as an agent for Insurance companies. Conversely, VSC revenues and related costs are presented gross because the Company is contracting directly with the policyholders.

      i. Income Taxes - Provision for recoverable income taxes and related income tax receivable in the year ended October 31, 2002 reflect the fact that the Company carried back the losses to recover federal income taxes paid in previous years. Arizona law does not provide for the carry back of losses and therefore provisions for recoverable state income taxes have not been provided.

            Deferred income tax is recorded based upon differences between the financial statement and tax basis of assets and liabilities using income tax rates currently in effect. A valuation allowance is recorded against deferred tax assets when it is likely that the value of a deferred tax asset will not be realized.

      j. Net Income (Loss) Per Share - Net income (Loss) per share is calculated in accordance with SFAS No. 128, Earnings Per Share which requires dual presentation of basic and diluted EPS on the face of the statements of income and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic income per common share is computed on the weighted average number of shares of common stock outstanding during each period.
            Income per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. No dilutive effect is assumed in loss years. Below is the reconciliation required by SFAS No. 128.

 Number of shares used in computing income (Loss) per share


       Year Ended October 31,                 2004           2003       2002
                                          -----------  -----------  -----------
 Average number of common shares
 outstanding - Basic                       69,133,252   21,034,152   21,009,492
 Dilutive shares from common
 stock options
 calculated using the treasury
 stock method                                      --           --           --
                                          -----------  -----------  -----------
 Average number of common and
 dilutive shares outstanding               69,133,252   21,034,152   21,009,492
                                          ===========  ===========  ===========


The weighted average shares outstanding gives retroactive effect for all periods presented of the 10 for 1 forward stocksplit authorized in March 2004 and the 1% stock dividend declarded in November 2004.


      k. Stock-Based Compensation - At October 31, 2003, the Company had options outstanding that related to stock-based compensation from prior years. These options are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 Accounting for stock issued to employees and related interpretations, as more fully described in Note 7. Pro Forma information regarding the impact of stock-based compensation on net income and loss per share is required by SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. For years ended October 31, 2004, 2003, 2002, there are no pro forma adjustments necessary to net loss and basic and diluted loss per share information, had the Company accounted for its employee stock options under the fair recognition provisions of SFAS No. 123.

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

      n. Pending Accounting Standards - In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities ("FIN 46") which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December
            2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46-R") to address certain FIN 46 implementation issues. The Company is currently evaluating the application of FIN 46 as it relates to Cactus Family Investments, LLC, an entity owned by the majority shareholders of the Company.

            In December 2004, the FASB published FASB Statement No. 123 restated, Share-Based Payment, ("FAS 123R") which will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company is required to and will apply FAS 123R at October 31, 2005.

            As of December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("FAS 153"). The amendments made by FAS

            153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The Company has adopted FAS 153 in these statements.


      o. Concentrations of Credit Risk - The Company maintains its cash balances in financial institutions. Deposits, not to exceed $100,000, are insured by the Federal Deposit Insurance Corporation. At October 31, 2004 and 2003, the Company had uninsured cash of approximately $916,000, and $619,000, respectively.

      p. Advertising costs are expensed as incurred and are included in other operating expenses. Advertising expense totaled approximately $17,000, $19,000 and $23,000 for the years ended October 31, 2004,
            2003 and 2002, respectively.

      q. Reclassifications - Certain reclassifications have been made to the 2003 and 2002 amounts to conform to the 2004 presentation.

      r. Stocksplit and Stock Dividend - The accompanying financial statements give retroactive effect in all periods presented of the 10 for 1 forward stocksplit authorized in March 2004 and the 1% stock dividend declared in November 2004.

2. LIQUIDITY AND GOING CONCERN

The Company incurred significant losses during the current fiscal year and has experienced additional losses in prior years. A related party has advanced funds on demand notes and through the deferral of rent payments (See Note 4) in order to overcome working capital deficiencies during the year. The Company has granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. The Company has been notified by the State of Arizona that it does not meet Arizona's requirement that the Company be solvent to service VSC contracts in that state. The Company is seeking alternatives to meet Arizona's regulations. Based upon the foregoing, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss in November and December 2004 and January 2005. The Company is attempting to reverse this downward trend with its VPN system, with increased marketing contacts with other Internet vendors and with its expansion into the motorcycle market through its subsidiary, National Motorcycle Dealers Association, LLC.

3. SIGNIFICANT EVENTS

The Company has been the principal agent in forming the National Motorcycle Dealers Association, LLC (NMDA) and has been appointed to provide management and administration of the Association. NMDA will provide or plans to provide products and services for the Association members including Extended Motorcycle Warranties for New and Used Motorcycles, ATV's and Trailers, New Motorcycle Manufacture's Factory Warranties, Gap Coverage, Motorcycle Leasing and Financing, Credit Life/Accident Health Insurance, Family Hospitalization Insurance for Dealerships and their Families, Rental Insurance for Dealer Motorcycle Rental Programs and Software, Garage keepers Insurance Program, Liability and Collision Insurance for Motorcycle and Autos for the dealer and their customers, an Association Credit Card, Dealership Credit Card Processing, 401(k) Retirement Programs, Roadside Assistance Programs, Tire and Wheel Protection, Business Forms, Communication Services and a Prepaid Legal Program. Membership will be required to participate in these programs and the Company will be compensated through management fees and product sales commissions. The NMDA's aggregation of many programs represents a rare opportunity for the Company and its partners to achieve business synergies and a market edge not previously available to them.

In October, 2004, NMDA entered into an agreement with Wildside Motorcycles, Inc. (Wildside) whereby NMDA exchanged a 20% membership interest for a 20% stock ownership of Wildside's common stock. The parties have agreed to jointly market the software package that Wildside has developed for accounting for motorcycle rentals that enables individual motorcycle dealers to establish, account for and invoice their rental operations. The Company will use equity accounting to reflect its share of the results.

In December 2004, the Company acquired a 50% interest in Blue Sky Motorcycle Rentals, Inc. (Blue Sky) that operates a motorcycle rental business in Colorado and has sold its business model to similar operations in Arizona, California, New Mexico, Nevada and Florida. Its business plan envisions significant expansion into other vacation markets as well as motorcycle exchange programs among the participants to maximize the usage of the rental motorcycles. The Company will use equity accounting to reflect its share of the results.

4. RELATED PARTY TRANSACTIONS

Included in accounts and note payable - officer at October 31, 2004 and 2003 is $398,000 and $349,000 of accrued rent for office space payable to Cactus Family Investments, LLC, an entity owned by the Company's majority stockholders. Rent expense for the years ending October 31, 2004, 2003 and 2002 was $292,000, $312,000 and $252,000, respectively. The lease expiring December 31, 2003 was signed with an affiliate on January 1, 1999. A month-to-month lease extension at the December 2003 rate (approximately $25,000 per month) was signed in December 2003. The expiring lease included escalating rent amounts that have been recorded as expense on a straight-line basis over the lease term.

At various times beginning in February 2002, Gaylen Brotherson, the Company's Chief Executive Officer, has loaned the Company funds for working capital. The loan balance was repaid through the issuance of Class A convertible preferred stock during the fiscal year ended October 31, 2004. At October 31, 2003 there was $167,709 outstanding. The loans mature annually on October 31st and bear interest at a rate of 6%. During fiscal 2004, the Company renegotiated the terms of the notes and granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. The current note includes the unpaid rents discussed above, is payable on demand and bears interest at 6%.

The Company pays a substantial portion of its claims obligations through the use of credit cards held personally by its majority shareholders and repays the credit card companies directly. The Company has agreed to indemnify the majority shareholders from its obligations arising from the use of these credit cards.

5. MARKETABLE SECURITIES

The Company sold its available for sale securities in February 2004 and repaid the secured line of credit with the proceeds. As of October 31, 2004 there are no similar investments. At October 31, 2003, the marketable securities consisted of the following:

October 31, 2003
----------------
                                                        Gross            Gross
                                                      Amortized        Unrealized       Unrealized          Fair
                                                        Costs             Gains           Losses            Value
                                                    --------------   ---------------  ---------------   ------------
Marketable Securities:
     Corporate bonds                                     $ 33,642           $ 4,158                         $37,800
     Mutual Funds                                          61,861             2,074                          63,935
     Equities                                              27,601                          $ (12,133)        15,468
                                                    --------------   ---------------  ---------------   ------------
Total Marketable Securities at October 31, 2003         $ 123,104           $ 6,232        $ (12,133)      $117,203
                                                    ==============   ===============  ===============   ============

6.    INCOME TAXES

Income taxes were as follows for the years ended October 31:


                                               2004       2003        2002
                                               ----       ----        ----

Current                                          --          --    $(450,668)
Deferred                                      8,109     580,844      (25,163)
                                            -------    --------    ---------

Total income tax (benefit) expense          $ 8,109    $580,844    $(475,831)
                                            =======    ========    =========

The effective income tax rate differs from the federal statutory income tax rate in effect each year as a result of the following items:


                                            2004      2003     2002
                                            ----      ----     ----
Federal statutory income tax rate            34%       34%      34 %
State taxes                                   6         6        6



                                            2002      2001     2000
                                            ----      ----     ----
Federal statutory income tax rate            34%       34%      34 %
State taxes                                   6         6        6
Operating loss utilization                             --      (34)
Net operating loss carryback                           --      (34)
Valuation Allowance                         (40)      (40)      (6)
Deferred revenues, net                        1         8       (2)
Other                                        --        40       --
                                           ----      ----     ----

Effective income tax  rate                    1%       48%     (36)%
                                           ====      ====     =====


At October 31, 2004, the Company had a state net operating loss carry forward deductions available of $973,000, which expires in 2006, $1,237,000, which expires in 2007 and $1,137,000 which expires in 2008. The Company will carry forward the current year taxable loss of $1,404,000 for federal income tax purposes as well.

The deferred tax liabilities at October 31, 2004 and 2003 are composed of the tax effects of:

                                                  2004           2003
                                                  ----           ----

Excess of net book basis of fixed
 assets over tax basis                          $ 34,102       $  4,666
                                                ========       ========


7. STOCK OPTIONS AND STOCK AWARDS

The Company adopted the M.B.A. Holdings, Inc. Employee Stock Incentive Plan for the Year 2004 and the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 on April 16, 2004 and adopted the M.B.A. Holdings, Inc. Employee Stock Incentive Plan for the Year 2004-B and the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004-B on July 7, 2004. The Company has reserved 110,000,000 shares for these plans. Pursuant to the terms of those plans, The Company has issued options to employees for 87,875,000 shares and to Directors and consultants options for 7,750,000. All of such options have been exercised in Fiscal 2004.

The Company applies APB Opinion No. 25 and related interpretations in measuring compensation expense for its stock options. The Company recognized $243,601 of compensation expense to employees in 2004 and $183,601 of compensation expense to Directors and Consultants. During the years ended October 31 2003 and 2002, no compensation expense was recognized.

A summary of the Company's outstanding options as of October 31, 2004 is presented below:


                                                            Weighted Average
                      Exercise          Expiration         Contractual Life
    Options            Price               Date                (In Years)
    -------            -----               ----                ----------
     33,334           $ 2.25         February 15, 2006            2.30
     25,000             1.20         September 30, 2008           4.92
      1,667             1.20          October 31, 2008            5.01
    100,000             0.94            June 1, 2008              4.59
     20,000             1.05         September 30, 2008           4.92
      5,000             1.05          October 31, 2008            5.01
------------                                                   --------
    185,001                                                       4.27
============                                                   ========


A summary of the activity regarding the Company's outstanding options for the years ended October 31 is presented below:

                                                                2004                      2003                      2002
                                                         -------------------      --------------------      --------------------
                                                                    Weighted                   Weighted                  Weighted
                                                                     Average                   Average                   Average
                                                                    Exercise                   Exercise                  Exercise
                                                         Shares      Price         Shares       Price        Shares       Price
                                                         ------      -----         ------       -----        ------       -----
Options outstanding at beginning of year                 185,001      $ 1.23       185,001      $ 1.23       185,001      $ 1.23
Options granted                                       95,625,000        0.02            --          --            --          --
Options exercised                                    (95,625,000)      (0.02)           --          --            --          --
Options cancelled                                             --          --            --          --            --          --
                                                      ----------     -------      --------     -------      --------     -------

Options outstanding at end of year                      185,001      $ 1.23       185,001      $ 1.23       185,001      $ 1.23
                                                      ==========     =======      ========     =======      ========     =======


In addition to the options and shares issued during the year ended October 31, 1998, discussed above, the Company also has reserved, for issuance, various options and shares to employees, which are based on the occurrence of future events including the Company reaching certain sales levels. Under an arrangement approved by the Board of Directors, the CEO and Vice-President each will be granted options if sales growth goals are met. For every $5 million in sales growth, the CEO will receive options to purchase 1,667 shares at an exercise price of 80 percent of market price at the date sales goals are met. The President will receive options to purchase 5,000 shares at an exercise price of 70 percent of the market price at the date sales goals are met, for every $5 million in sales growth. No options have been granted to date under these incentive plans.

8. OPERATING AND CAPITAL LEASES

The Company has operating leases for office space and equipment and a capital lease for equipment that expire on various dates through the year ending October 31, 2006. The equipment under capital lease is included in property and equipment at October 31, 2004 and 2003 with values of $20,965 and $28,873 respectively, net of accumulated amortization of $5,093 and $49,463 respectively. Total rental expense was approximately, $291,000, $312,000 and $294,000 for the years ended October 31, 2004, 2003 and 2002, respectively.

Future minimum lease payments under non-cancelable lease agreements at October 31, 2004 are as follows:


                                                      Capital
                                                      Leases
                                                      ------
2005                                                 $  8,203
2006                                                    3,010
                                                     ---------

Total                                                  11,213

Less portion representing interest                      1,038
                                                     ---------
Total                                                $ 10,175
                                                     =========


The interest rates under the capital leases obligations range from approximately 15% to 19% per annum and are imputed based on the lessor's implicit rate of return at the inception of the lease.

9. SIGNIFICANT CUSTOMERS

In 2004 a major manufacturer accounted for $1,750,893 of VSC revenues or 33% of the 2004 Net Commission Income. During 2003, a national insurance brokerage firm accounted for $2,433,000 of VSC sales while another major customer accounted for $1,673,000 of 2003 VSC sales. These two firms combined accounted for 77% of all 2003 VSC sales. The Company services these accounts under contracts that are subject to renewal annually.

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

11. LINE OF CREDIT

The Company had available a $200,000 working capital line of credit which expired on November 30, 2003. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of the thirty-day dealer commercial paper rate, as published in The Wall Street Journal plus 3.15 % (4.21% at October 31, 2003). Borrowings are collateralized by the Company's investments. The Company repayed the indebtedness in February 2004. There was no outstanding balance at October 31, 2004. There was $196,897 outstanding at October 31, 2003.


12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                               For the year ended October 31, 2004
                                                               -----------------------------------

                                             1st                  2nd                  3rd                  4th
                                             Qtr                  Qtr                  Qtr                  Qtr
                                             ---                  ---                  ---                  ---
Net revenues                              $1,334,120           $1,325,540          $1,303,371            $1,780,516
Gross profit                               182,262              170,530              190,090              160,369
Net (loss) income                         (179,186)            (238,897)            (318,248)            (473,124)
Net (loss) income per share                  (0.01)               (0.01)               (0.01)                 --


                                                               For the year ended October 31, 2003
                                                               -----------------------------------

                                             1st                  2nd                  3rd                  4th
                                             Qtr                  Qtr                  Qtr                  Qtr
                                             ---                  ---                  ---                  ---
Net revenues                              $1,440,774           $1,421,496          $1,400,657            $1,365,481
Gross profit                               174,338              169,619              172,801               82,466
Net (loss) income                         (212,543)            (329,358)            (375,010)            (868,549)
Net (loss) income per share                  (0.01)               (0.02)               (0.02)               (0.04)

Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure.

The Company has not had disagreements with its auditors on any matter regarding accounting principles or financial statement disclosures.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures will be improved by performing the monthly deferral calculations on a cumulative basis. This revised procedure was adopted in the quarter ending October 31, 2004. There are no other changes in the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

The Company's Board of Directors consists of four people. All Directors hold offices until the next annual meeting at which time there is an election for their successors.


                                           Position with
          Name           Age                 Company
--------------------------------------------------------------------------------
Gaylen M. Brotherson      65  President, CEO, Chairman of the Board, Director
Judy K. Brotherson        57  Vice-President, Secretary, Director
Edward E. Wilczewski      64  Director
Shelly Beesley            42  Director
Donald A. Gay             36  Director
Robert F. Murphy          68  Director

Gaylen and Judy Brotherson are husband and wife and Donald A. Gay is a Son-in-Law. No other family relationship exists between the Directors or the executive officers.

THE BUSINESS EXPERIENCE OF EACH OF THE COMPANY'S DIRECTORS IS AS FOLLOWS:

Gaylen Brotherson, 65, became President, CEO, Chairman of the Board, and Director of the Company in November 1995. He was the founder of Mechanical Breakdown Administrators, Inc. Mr. Brotherson served in the United States Navy. In 1960, he received his life, health and accident licenses as well as his property and casualty license. Presently, he is licensed as an insurance agent in 27 states. He has been in the vehicle service contract business since 1974. Since 1984 he has been actively involved in marketing and administering mechanical breakdown insurance policies and VSCs under Mechanical Breakdown Administrators, Inc.

Judy Brotherson, 57, has been Vice-President, Secretary and Director of the Company since November 1995. Mrs. Brotherson is a graduate of Creighton University. Since 1975, she has worked primarily in family owned businesses. She holds insurance licenses in approximately 32 states. She was one of the chief designers of the M.B.A. software management system. She has been working at M.B.A. since 1989 primarily involved in overseeing the finance and data-entry departments.

Edward Wilczewski, 64, has been a Director of the Company since June 1998. Mr. Wilczewski served in the Navy for six years. Mr. Wilczewski is a graduate of the University of Omaha. Primarily for the past thirty years including the present time, he has owned and operated The Charter Group of Arizona, a real estate development company. His company has developed various real estate projects ranging from single-family homes to apartment complexes.

Shelly Beesley, 42, became a Director and a member of the Audit Committee in March 2004. Ms Beesley worked with the Company as an Administrative Specialist for more than ten years and is familiar with all aspects of its operations. She was educated at Red River Community College and brings her extensive background to the Board of Directors.

Donald A. Gay, 36, became a Director in March 2004. Mr. Gay holds a degree from DeVry University and specializes in electronic communications and networking where he has more than fifteen years of varied experience.

Robert F. Murphy, 68, became a Director and a member of the Audit Committee in October 2004. Mr. Murphy holds a Bachelor of Science Business degree from William Cerry College and an MBA from Webster College. Mr. Murphy served as an officer in the U.S. Army for more than twenty years in increasingly responsible positions in operations and logistics. He retired as a Lieutenant Colonel and currently manages his consulting practice.


OTHER EXECUTIVE OFFICERS AND KEY EMPLOYEES

Dennis M. O'Connor, 65, is the Chief Financial Officer. He joined the Company in November of 2001 as a consultant and entered the full time employ of the Company in June 2002. Prior to joining the Company, Mr. O'Connor worked for more than forty years in various financial leadership positions. Mr. O'Connor was educated at Canisius College, Buffalo, NY where he received a Bachelor of Science degree and Master of Business Administration degree. Mr. O'Connor is a Certified Public Accountant.


Item 11. Executive Compensation

The following table provides the annual and other compensation of the Chief Executive Officer and any other employee who qualifies under Regulation S-K section 229.402 for the years ended October 31, 2002, 2003 and 2004.

                                                             ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                                         -------------------------------- ------------------------
                                                                                          Restricted    Stock
                                                                                             Stock      Option
                                                                                           (shares)    (shares)
Name of Principal         Position                 Year       Salary    Bonus   Other(1)    awards      awards
-----------------         --------                 ----       ------    -----   --------    ------      ------
Gaylen M. Brotherson      Chairman of Board        2002      50,000              14,173
                          President and            2003      50,000               8,184
                          Chief Executive Officer  2004      50,000

Judy K. Brotherson        Vice-President,          2002      50,000
                          Secretary                2003      50,000
                                                   2004      50,000

(1) Included in Other Annual Compensation are an auto lease paid for Gaylen Brotherson in fiscal 2002, auto insurance for Gaylen Brotherson in fiscal 2002 and life insurance premiums for Gaylen Brotherson in years 2002, 2003 and 2004

Option Grants In Last Fiscal Year

The Company has issued options to employees for 87,875,000 shares and to Directors and consultants options for 7,750,000. All of such options have been exercised in Fiscal 2004.

Other Incentives and Compensation

Currently, stock options are granted by the Board of Directors. At October 31, 2004, there were only two employees, Gaylen Brotherson and Judy Brotherson, who had unexercised stock options. All options are exercisable. Below is a summary of existing options.


                       Number of   Strike   Expiration
        Name            Shares      Price      Date
--------------------------------------------------------
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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of October 31, 2004 concerning shares of Common Stock with no par value, stated value $.0001 and Class A Convertible Preferred Stock, the Company's only voting securities. This table includes all beneficial owners who own more than 5% of the outstanding voting securities, each of the Company's directors by each person who is known by the Company to own beneficially more than 5% of the outstanding voting securities of the Company, and by the Company's executive officers and directors as a group.


                    Name And Address       Amount and Nature
 Title of Class    of Beneficial Owner    of Beneficial Owner   Percent of Class
--------------------------------------------------------------------------------
Common Stock     Gaylen                    8,688,620 shares (1)       7.3%
                 Brotherson
                 9419 E. San
                 Salvador     Suite
                 105
                 Scottsdale, AZ 85258

Common Stock     Judy                      8,687,540 shares (1)       7.3%
                 Brotherson
                 9419 E. San
                 Salvador     Suite
                 105
                 Scottsdale, AZ 85258

Common Stock     CEDE &                    97,817,280 shares         82.3%
                 Co
                 Box 220
                 Bowling Green
                 Station
                 New York, NY 10274

Common Stock     All Directors and         17,398,160 shares         14.6%
                 Executive Officers as
                 a Group (seven people)


Preferred        Gaylen Brotherson         2,000,000 shares         100.0%
Stock            9419 E. San Salvador
                 Suite 105
                 Scottsdale, AZ 85258

(1) This amount represents shares owned and excludes the 60,001 options to purchase common stock for Gaylen Brotherson and the 125,000 options to purchase common stock for Judy Brotherson and the conversion of 200,000 referred shares into 200,000,000 common shares. If these options were exercised by Gaylen Brotherson and Judy Brotherson, then their percentage of ownership would change to 65.1% and 2.7%, respectively (see Item 6. Executive Compensation).


Item 13. Certain Relationships and Related Transactions

The Company leases its office space from Cactus Family Investments, LLC. The managing member of Cactus Family Investments, LLC is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $291,000, $312,000 and $252,000 for the years ended October 31, 2004, 2003, and 2002, respectively. The Company signed a new lease with the affiliated entity on January 1, 1999. This new lease expires on December 31, 2003. In December 2003, the Company extended the existing lease on a month-to-month basis and is obligated to pay monthly rent equal to the final monthly rent payment required by the expiring lease.

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

         From 8-K Current Report was filed June 23, 2004. This Current Report stated that Company had acquired the First Eagle Group, LLC. and it's "Screaming Eagles" Parts Performance Motorcycle Warranty programs. Subsequently, it was determined that the assets acquired were immaterial to the Company.

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


MBA Holdings, Inc.

By: /s/ Gaylen M. Brotherson                Dated: February 10, 2005
------------------------------------
Gaylen Brotherson
Chairman of the Board and Chief
Executive Officer


By: /s/ Dennis M. O'Connor                  Dated: February 10, 2005
-----------------------------------
Dennis M. O'Connor,
Chief Financial Officer