Form 10-Q
period 2005-01-31
M B A HOLDINGS INC
filed 2005-03-22
CIK 1097273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

                                       or

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

Number of Common Stock shares (no par value, $0.0001 stated value) outstanding at February 28, 2005: 125,286,492 shares.

MBA Holdings, Inc and Subsidiaries


                                        PART I - FINANCIAL INFORMATION
Item 1   Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of January 31, 2005  (Unaudited) and October 31, 2004            2

Condensed Consolidated Statements of Loss and Comprehensive Loss for the three months
ended January  31, 2005 and 2004  (Unaudited)                                                             4

Condensed Consolidated Statements of Stockholders' Deficit (unaudited) as of January 31, 2005             5

Condensed Consolidated Statements of Cash Flows for the nine months ended
January 31, 2005 and 2004  (Unaudited)                                                                    6

Notes to Condensed Consolidated Financial Statements                                                      7

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations           10

Item 3   Quantitative and Qualitative Disclosures about Market Risk                                      13

Item 4. Controls and Procedures                                                                          13

                                         PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                                               13

Signatures                                                                                               14

Certifications                                                                                           14

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2005 AND OCTOBER 31, 2004
--------------------------------------------------------------------------------

ASSETS                                               January 31,     October 31,
                                                        2005            2004
                                                    -----------     -----------
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $   384,276     $   782,848
  Restricted cash                                        58,681          18,578
  Accounts receivable                                   775,256         377,739
  Prepaid expenses and other assets                       3,809           1,706
  Deferred consulting expense                            70,834            --
  Deferred direct costs                               2,967,005       3,096,094
                                                    -----------     -----------
           Total current assets                       4,259,861       4,276,965
                                                    -----------     -----------
PROPERTY AND EQUIPMENT:
  Computer equipment                                    330,605         330,605
  Office equipment and furniture                        140,259         140,259
  Vehicle                                                15,000          15,000
  Leasehold improvements                                 80,182          80,182
                                                    -----------     -----------
           Total property and equipment                 566,046         566,046
  Accumulated depreciation and amortization            (463,030)       (456,650)
                                                    -----------     -----------
           Property and equipment - net                 103,016         109,396

OTHER ASSETS
 Equity in Blue Sky Motorcycle Rentals, Inc.            330,251            --
 Deferred direct costs                                4,000,413       4,263,901
                                                    -----------     -----------
          Total Other Assets                          4,330,664       4,263,901
                                                    -----------     -----------

TOTAL ASSETS                                        $ 8,693,541     $ 8,650,262
                                                    ===========     ===========


See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2005 AND OCTOBER 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT                                                                  January 31,       October 31,
                                                                                                         2005              2004
                                                                                                     -----------        -----------
                                                                                                      (Unaudited)
CURRENT LIABILITIES:
  Net premiums payable to insurance companies                                                        $   610,074        $   330,651
  Accounts payable and accrued expenses                                                                  574,058            656,927
  Accounts payable to affiliated entity                                                                  373,750            416,566
  Capital lease obligation - current portion                                                               7,059              7,059
  Deferred revenues                                                                                    3,492,350          3,606,028
                                                                                                     -----------        -----------
           Total current liabilities                                                                   5,057,291          5,017,231

Capital lease obligations  - net of current portion                                                  $     2,830              3,116
Deferred income tax liability                                                                             12,802             12,802
Deferred revenues                                                                                      4,684,809          4,895,266
                                                                                                     -----------        -----------
           Total liabilities                                                                           9,757,732          9,928,415
                                                                                                     -----------        -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Preferred stock, no par value; $.0001 stated value 100,000,000 shares authorized
   2,000,000 Class A convertible preferred issued and outstanding                                            200                200
  Common stock, no par value, $.0001 stated value, 800,000,000 shares authorized (post split), 125,602,492 shares issued (post split) in 2005 and
    120,450,492 (post split) in 2004, 125,286,492 shares (post split)
    outstanding in 2005 and 120,134,492 (post split) in 2004                                              12,560             12,045
  Additional paid-in-capital                                                                           3,026,926          2,433,286
  Accumulated deficit                                                                                 (4,048,377)        (3,668,184)
  Less: 316,000 (post split) shares in 2005 and 2004 of
   common stock in treasury, at cost                                                                     (55,500)           (55,500)
                                                                                                     -----------        -----------
        Total stockholders' deficit                                                                   (1,064,191)        (1,278,153)
                                                                                                     -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                          $ 8,693,541        $ 8,650,262
                                                                                                     ===========        ===========

See notes to condensed consolidated financial statements

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
   COMPREHENSIVE  LOSS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three Months Ended January 31,
                                                                                                   2005                     2004
                                                                                             -------------            -------------
REVENUES:
  Vehicle service contract gross income                                                      $     958,787            $   1,227,881
  Net mechanical breakdown insurance income                                                          3,339                   39,495
  Brokerage, association and administrative service revenue                                         67,640                   66,744
                                                                                              -------------            -------------
          Total net revenues                                                                     1,029,766                1,334,120
                                                                                             -------------            -------------
OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts                                            857,395                1,151,858
  Salaries and employee benefits                                                                   306,658                  183,352
  Mailings and postage                                                                              12,596                    2,732
  Rent and lease expense                                                                            75,318                   75,674
  Professional fees                                                                                 83,928                   30,070
  Telephone                                                                                        (19,768)                  25,558
  Depreciation and amortization                                                                      6,380                    9,139
  Merchant and bank charges                                                                          6,858                    3,010
  Insurance                                                                                          3,996                    4,026
  Supplies                                                                                           3,448                    1,119
  License and fees                                                                                   1,517                    3,876
  Other operating expenses                                                                          58,858                   19,093
                                                                                             -------------            -------------
           Total operating expenses                                                              1,397,184                1,509,507

Equity in net loss of Blue Sky Motorcycle Rentals, Inc.                                            (19,749)                    --
                                                                                             -------------            -------------

OPERATING LOSS                                                                                    (387,167)                (175,387)
OTHER INCOME (EXPENSE):
  Finance and other fee income                                                                       2,103                    4,120
  Interest income                                                                                      166                    3,923
  Interest expense and fees                                                                         (6,434)                 (14,109)
  Other income (expense)                                                                            11,139                   14,084
                                                                                             -------------            -------------
           Other income (expense) - net                                                              6,974                    8,018
                                                                                             -------------            -------------
LOSS BEFORE INCOME TAXES                                                                          (380,193)                (167,369)
INCOME TAXES                                                                                          --                     11,817
                                                                                             -------------            -------------
NET LOSS                                                                                     $    (380,193)           $    (179,186)
                                                                                             =============            =============

BASIC AND DILUTED NET LOSS PER SHARE                                                         $       (0.00)           $       (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED (Post Split)                                                 124,171,855               21,509,492
                                                                                             =============            =============

Net loss                                                                                     $    (380,193)           $    (179,186)
Other comprehensive gain net of tax:
    Net unrealized gain on available-for-sale securities                                              --                         72
                                                                                             -------------            -------------
Comprehensive loss                                                                           $    (380,193)           $    (179,114)
                                                                                             =============            =============

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEAR ENDED OCTOBER 31, 2004 AND THREE MONTHS ENDED JANUARY 31, 2005 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Accumulated
                                                                                                         Additional        Other
                                                  Preferred Stock                Common Stock               Paid       Comprehensive
                                              Shares         Amount         Shares          Amount       In-Capital       Income
                                            ----------     -----------    -----------    -----------    -----------    -----------
BALANCE NOVEMBER 1, 2003                          --       $      --       21,825,492    $     2,062    $   280,801    $       119

 Realization of gain on
  available-for-sale
  securities                                                                                                                  (119)

 Issuance of common shares                                                 98,625,000          9,983      1,952,685

 Issuance of preferred shares                2,000,000             200                                      199,800

  Net loss                                        --              --             --             --             --             --
                                            ----------     -----------    -----------    -----------    -----------    -----------
BALANCE OCTOBER  31, 2004                    2,000,000             200    120,450,492         12,045      2,433,286           --

 Issuance of common shares
   under stock option plan                                                  5,152,000            515        593,640

Net loss                                          --              --             --             --             --             --
                                            ----------     -----------    -----------    -----------    -----------    -----------
BALANCE JANUARY 31, 2005                     2,000,000     $       200    125,602,492    $    12,560    $ 3,026,926           --
                                            ==========     ===========    ===========    ===========    ===========    ===========

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEAR ENDED OCTOBER 31, 2004 AND THREE MONTHS ENDED JANUARY 31, 2005
--------------------------------------------------------------------------------
                                                                       Total
                                       Retained                    Stockholders'
                                       Earnings       Treasury       (Deficit)
                                       (Deficit)        Stock         Equity
                                      -----------    -----------    -----------

BALANCE NOVEMBER 1, 2003              $(2,458,729)   $   (55,500)   $(2,231,247)
                                      -----------    -----------    -----------

 Realization of gain on
  available-for-sale
  securities                                                               (119)

 Issuance of common shares                                            1,962,668

 Issuance of preferred shares                                           200,000

  Net loss                             (1,209,455)          --       (1,209,455)
                                      -----------    -----------    -----------
BALANCE OCTOBER  31, 2004              (3,668,184)       (55,500)    (1,278,153)

 Issuance of common shares
   under stock option plan                                              594,034

Net loss                                 (380,193)          --         (380,193)
                                      -----------    -----------    -----------
BALANCE JANUARY 31, 2005              $(4,048,377)   $   (55,500)   $(1,064,312)
                                      ===========    ===========    ===========

See notes to condensed consolidated financial statements

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              January 31,
                                                                                                      2005                   2004
                                                                                                   ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                         $(380,193)             $(179,186)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                                    6,880                  9,139
      Related party rent expense accrued but not paid                                                   -0-                  66,230
       Deferred income taxes                                                                            --                   16,510
      Issuance of  stock for services                                                                121,541                   --
  Equity in net loss of Blue Sky Motorcycle Rentals, Inc.                                             19,749                   --
      Changes in assets and liabilities:
        Restricted cash                                                                              (40,103)               174,522
        Accounts receivable                                                                         (397,517)              (132,345)
        Prepaid expenses and other assets                                                             (2,103)                 3,355
        Deferred consulting expense                                                                  (70,834)                  --
        Deferred direct costs                                                                        392,577                 43,240
        Net premiums payable to insurance companies                                                  279,423                 18,490
        Accounts payable and accrued expenses                                                        (82,869)               (56,978)
        Deferred rent                                                                                   --                   (4,809)
        Deferred income taxes                                                                           --                   (4,666)
        Deferred revenues                                                                           (324,135)               (25,575)
                                                                                                   ---------              ---------
           Net cash (used in) operating activities                                                  (478,084)               (72,073)
                                                                                                   ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Blue Sky Motorcycle Rentals, Inc.                                                   (350,000)                  --
  Purchase of property and equipment                                                                    --                   (9,671)
  Purchase of investments                                                                               --                  (22,043)
                                                                                                   ---------              ---------
          Net cash used in investing activities                                                     (350,000)               (31,714)
                                                                                                   ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Drawings on line of credit                                                                            --                    2,112
  Proceeds (repayment) of borrowing from affiliated entity                                           (42,816)               149,449
   Issuance of common stock                                                                          472,614                   --
  Payments on capital lease obligation                                                                  (286)                (1,411)
                                                                                                   ---------              ---------
          Net cash provided by (used in) financing activities                                        429,512                150,150
                                                                                                   ---------              ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (398,572)                46,363
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       782,848                448,240
                                                                                                   ---------              ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $ 384,276              $ 494,603
                                                                                                   =========              =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                                         $     796              $   2,752
                                                                                                   =========              =========

     See notes to condensed consolidated financial statements.


M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
--------------------------------------------------------------------------------


1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. Accounting principles assume the continuation of the Company as a going concern. The Company's auditors, in their opinion on the financial statements for the year ended October 31, 2004, expressed concern about this uncertainty. The accompanying financial statements do not include any adjustment that might arise from the outcome of this assumption. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended January 31, 2005 may not be indicative of the results of operations that may be expected for the year ending October 31, 2005. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2004.

2. NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share that requires dual presentation of basic and diluted EPS on the face of the statements and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic loss per common share is computed on the weighted average number of shares of common stock outstanding during each period. SFAS No. 128 requires that loss per common share assuming dilution is computed on the same weighted average number of shares of common stock outstanding as basic loss per share. The additional shares representing the exercise of outstanding common stock options using the treasury stock method are not considered nor are the dilutive effect of the voting rights of the Class A preferred stock and employee stock options for the same reason. The 10-1 forward stock split and the 1 for 100 stock dividend are reflected retroactively for all periods presented. As of January 31, 2005 there are 204,372,010 (unaudited) potential dilutive securities outstanding.

3. OTHER COMPREHENSIVE GAIN (LOSS)

In March 2004, the Company completed the liquidation of its available-for-sale investments. Accordingly, there were no unrealized gains reported in the current period. Other comprehensive gain for the three months ended January 31, 2004 resulted from unrealized gains of $72 on available-for-sale investments.

4. INCOME TAXES

There is no current provision for income taxes in the periods ended January 31, 2005 and 2004 as the Company has recovered all available federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect. As the realization of deferred tax assets is now considered doubtful, a valuation allowance has been provided to eliminate that asset in both the current period and the year ended October 31, 2004. A deferred tax provision was made for the three months ended January 31, 2004.

5. RELATED PARTY TRANSACTIONS

The Company leases its office space from Cactus Family Investments, LLC on a month-to-month basis. The managing member of Cactus Family Investments, LLC is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $72,376 and $74,016 for the three months ended January 31, 2005 and 2004. The current lease expired on December 31, 2003 and is renewed monthly by agreement between the parties.

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

6. RECAPITALIZATION

In March 2004, the Company increased its authorized but unissued preferred stock from 20,000,000 shares to 100,000,000 shares, changed the preferred stock from $.001 par value to no par value, $.0001 stated value and created a Class A Preferred Stock consisting of 2,000,000 shares that are assigned the voting power of one hundred (100) voting shares for each Preferred Stock share. Further, each Preferred Stock share is convertible into one hundred (100) Common Stock shares at the option of the holder thereof. The Company subsequently issued the 2,000,000 shares of Class A Preferred Stock to Cactus Family Investments, LLC, an affiliated company (See Note 5 above), in exchange for $200,000 of rent and other debt due to that entity.

In addition, the Company increased the number of its authorized common shares to 800,000,000, changed the par value of those shares to no par value with a stated value of $.0001 and increased its issued Common Stock shares to 20,617,870 shares by means of a 10 - 1 forward stock split.

On November 12, 2004, the Company declared a stock dividend equal to one share of common stock for each one hundred shares owned by shareholders on November 26, 2004. The Company issued 1,207,622 new shares in payment of that stock dividend.

As of January 31, 2005, the Company holds 316,000 (post split) shares of its' common stock in the Treasury. These shares were purchased for the purpose of retirement and bonuses to employees. Management continues to explore additional uses of the stock.

7. EMPLOYEE STOCK OPTION PLAN

On April 7, 2004, the Company adopted the M.B.A. Holdings, Inc. Employee Stock Incentive Plan for the Year 2004 and on July 7 2004, the M.B.A. Holdings. Inc. Employee Stock Incentive Plan for the Year 2004 -B. These plans have the purpose of advancing the business and development of the Company and its shareholders Under the terms of the plans, employees are granted options to purchase Company stock at an average discount of 10%. The plan is administered by the Compensation Committee of the Board of Directors and is authorized to grant options for up to 128,000,000 shares of the common stock of the Company. As of January 31, 2005, the Company has granted options for a total of 92,275,000 shares to selected employees. Compensation expense of $73,717 was recorded in connection with these transactions in the three months ended January 31, 2005. No similar expense was recorded in the three months ended January 31, 2004. As of January 31, 2005, there were 2,322,000 options outstanding under this plan.

On that same date, the Company also adopted the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004 and the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004-B. The Company seeks to motivate, retain and attract highly competent directors and consultants to advance the business and development of the Company and its shareholders by affording directors and consultants the opportunity to acquire an equity interest in the Company. Under the terms of the plan, directors and consultants are granted options to purchase Company stock at specified prices in return for their services to the Company. The options include a deferral option that allows the director/consultant to defer delivery of the stock retainer. The plan is administered by the Compensation Committee of the Board of Directors and is authorized to grant options for up to 22,000,000 shares of the common stock of the Company. As of January 31, 2005, the Company has granted options for a total of 8,502,000 shares to selected directors/consultants. Compensation expense of $121,543 was recorded in connection with these transactions in the three months ended January 31, 2005. As of January 31, 2005 there were 200,000 options outstanding under this plan.

8. SIGNIFICANT CUSTOMERS

In 2004 a major manufacturer accounted for $1,750,893 of VSC revenues or 33% of the 2004 Net Commission Income. During 2003, a national insurance brokerage firm accounted for $2,433,000 of VSC sales while another major customer accounted for $1,673,000 of 2003 VSC sales. These two firms combined accounted for 77% of all 2003 VSC sales. The Company services these accounts under contracts that are subject to renewal annually. The contract with the manufacturer was not renewed at its expiration on December 31, 2004.

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

The Company had available a $200,000 working capital line of credit which was renewed on April 30, 2003 and expired in February 2004. Borrowings under the line of credit bear interest at a variable rate per annum equal to the sum of
3.15 % plus the thirty day dealer commercial paper rate, as published in The Wall Street Journal and were secured by the Company's investments. The line of credit was secured by a pledge of the Company's investments in marketable securities. The line of credit was repaid and cancelled upon its maturity.

The Company has been notified by Heritage Warranty Insurance RRG, Inc. that its Administration Agreement and Profit Sharing Agreement dated September 1, 2000 as well as a Claims Reserve Account and a Second Amendment to Inboard Service
Agreement dated October 31, 2002 will be cancelled, subject to certain conditions, effective May 1, 2005. The Company is negotiating with two other insurance companies to provide replacement coverage but has not completed the negotiations as of the date of the filing of this report. The Company expects that a definitive agreement will be reached to allow a seamless transition of its business to the new insurance company. The Company's agreements with Old Republic Insurance Company, Warranty America, LLC, First Assured Insurance Company and AON Warranty Company remain in effect.

10. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB published FASB Statement No. 123R, Share-Based Payment, ("FAS 123R") which will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company is required to and will apply FAS 123R at July 31, 2005.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("FAS 153"). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The Company has adopted FAS 153 at October 31, 2004.

11. EQUITY IN BLUESKY MOTORCYCLE RENTALS, INC.

During the quarter ended January 31, 2005 the Company made an equity investment in BlueSky Motorcycle Retnals, Inc. ("BlueSky") respresenting 50% of BlueSky. The investment is accounted for using the equity method.


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

SIGNIFICANT EVENTS

The Company has been a significant force in forming the National Motorcycle Dealers Association, LLC (NMDA) and has been appointed to provide management and administration of the Association. NMDA will provide products and services for the Association members including Extended Motorcycle Warranties for New and
Used Motorcycles, ATV's and Trailers, New Motorcycle Manufacture's Factory Warranties, Motorcycle leasing and financing, Gap Coverage, Credit Life/Accident Health Insurance, Family Hospitalization Insurance for Dealerships and their Families, Rental Insurance for Dealer Motorcycle Rental Programs and Software, Garage keepers Insurance Program, Liability and Collision Insurance for Motorcycle and Autos for the dealer and their customers, an Association Credit Card, Dealership Credit Card Processing, 401(k) Retirement Programs, Roadside Assistance Programs, Tire and Wheel Protection, Business Forms, Communication Services and a Prepaid Legal Program. Membership will be required to participate in these programs and the Company will be compensated through management fees and product sales commissions. The NMDA's aggregation of many programs represents a rare opportunity for the Company and its partners to achieve business synergies and a market edge not previously available to them. NMDA has terminated its relationship with Wildside Motorcycles, Inc. and is pursuing the motorcycle rental software business with internally developed products.

In December 2004, the Company acquired a 50% interest in Blue Sky Motorcycle Rentals, Inc. (Blue Sky) that operates a motorcycle rental business in Colorado and has sold its business model to similar operations in Arizona, California, New Mexico, Nevada and Florida. Its business plan envisions significant expansion into other vacation markets as well as motorcycle exchange programs among the participants to maximize the usage of the rental motorcycles. The owner of the remaining 50% interest has agreed to consult with the Company in order to continue the business expansion of Blue Sky.

As discussed in Note 9, the Company has been notified by Heritage Warranty Insurance RRG, Inc. that its Administration Agreement and Profit Sharing Agreement dated September 1, 2000 as well as a Claims Reserve Account and a Second Amendment to Inboard Service Agreement dated October 31, 2002 will be cancelled, subject to certain conditions, effective May 1, 2005. The Company is negotiating with two other insurance companies to provide replacement coverage but has not completed the negotiations as of the date of the filing of this report. The Company expects that a definitive agreement will be reached to allow a seamless transition of its business to the new insurance company. The Company's agreements with Old Republic Insurance Company, Warranty America, LLC, First Assured Insurance Company and AON Warranty Company remain in effect.

Income Taxes

There is no current provision for income taxes in the periods ended January 31, 2005 and 2004 as the Company has recovered all available federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect. As the realization of deferred tax assets is considered doubtful, a valuation allowance has been provided to eliminate that asset in both the current period and the year ended October 31, 2004. A deferred tax provision was made for the three months ended January 31, 2004.

The Internal Revenue Service has completed an examination of the tax year 2002. Adjustments were made to the loss carryforward balances because certain expenses that were deducted in that year were not paid in accordance with the requirements of the Internal Revenue Code. These expenses will be deducted when paid in the current and future years.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

NET REVENUES

Net revenues for the fiscal quarter ended January 31, 2005 totaled $1,030,000, down $304,000 from the $1,334,000 recognized in the quarter ended January 31,

2004. The decline is the result of continuing competitive pressures being experienced by the Company from vehicle manufacturers and other competitors as well as legislative changes in certain states that limited the companies that were allowed to underwrite policies in those states.

OPERATING EXPENSES

Operating costs decreased to $1,397,000 in the quarter ended January 31, 2005 down $113,000 from the $1,510,000 expended in the quarter ended January 31, 2004. The decrease is the result of a continuation of the Company's actions to curtail expenses wherever possible. The overall decline in costs was offset, in part, by increased costs of advertising and promoting the new venture into the motorcycle marketplace. The Company concluded its negotiations with a telephone service provider and was able to achieve significant savings in previously accrued costs.

The physical location of Blue Sky Motorcycle Rentals, Inc. in Denver, CO and the winter season in general have contributed to the net loss incurred by that entity. Both Blue Sky and NMDA have been met with enthusiastic acceptance by motorcycle dealers at industry conventions and expect to see excellent revenue growth as the summer riding season arrives.

OTHER INCOME (EXPENSE)

Total other income (expense) declined in the quarter ended January 31, 2005 by approximately $1,000 below the comparable 2004 quarter. The 2004 Quarter included the receipt of the 2 % fee that was negotiated as a part of the service termination agreement with two insurance companies in July 2002. The comparable 2005 Quarter included lesser amounts of fee income and included interest expense that was incurred as a result of borrowings from related parties.

INCOME TAXES

There was no provision for income taxes in the quarter ended January 31, 2005 because the Company has already recovered all federal income taxes paid in prior years to the extent available. In the quarter ended January 31, 2004, a provision was made for the tax consequences arising from changes in the temporary differences created by the fluctuation in the deferred revenue and deferred cost balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred significant losses during the past fiscal quarter and has experienced additional losses in prior years. A related party has advanced funds on demand notes and through the deferral of rent payments in order to overcome working capital deficiencies during the year. In addition, the Company has received significant funds from the exercise of stock options. In January 2004, the Company granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made when additional working capital is required. The lack of continuing working capital infusions could affect future operations. Accordingly, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss in the first quarter of 2005 and expects such losses to continue further into 2005. The Company is pursuing the development of NMDA, Blue Sky and of other warranty products in its ongoing efforts to stem the losses.

COMPARISON OF JANUARY 31, 2005 AND OCTOBER 31, 2005

Working capital at January 31, 2005 consisted of current assets of $4,260,000 and current liabilities of $5,057,000, or a current ratio of 0.84 : 1. At October 31, 2004 the working capital ratio was 0.85 : 1 with current assets of $4,277,000 and current liabilities of $5,017,000. The negative trend continues as the Company has absorbed additional operating losses. Loans from the Company's principal shareholder and funds derived from the exercise of stock options have funded continuing operations.

Deferred Revenues decreased $324,000 while Deferred Direct Costs increased $393,000 from balances at October 31, 2004. Deferred revenues consist of unearned VSC gross sales and estimated administrative service fees related to

MBI policies. Deferred direct costs are costs that are directly related to the sale of VSCs. The change results from the overall decline in sales that has been experienced over the last several quarters and from changes in the contract terms of contracts in the deferral pool.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of January 31, 2005, the amount owed to insurance companies increased $279,000 above the balance at October 31, 2004. The change is due to differences in the timing of payments remitted to the insurance companies.




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

ITEM 4. CONTROLS AND PROCEDURES

In the quarter ended January 31, 2005, we did not make any significant changes in, nor take any corrective actions regarding our internal controls or other factors that could significantly affect these controls. We lost the services of our assistant controller at the end of the fiscal year ended October 31, 2004 and have been unable to hire a replacement as of this date. As a result, a significant weakness has occurred in our internal controls in that we have been late in preparing the normal schedules and reconciliations associated with the preparation of our quarterly financial statements. This matter has been discussed with the audit committee by our independent accountants and we are committed to promptly fill the position.

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

Item 2   Changes in Securities and Use of Proceeds

(b) The Company applied the $472,614 received from the exercise of stock options to working capital.

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

                                           MBA Holdings, Inc.


Dated March 22, 2005                       By: /s/ Gaylen Brotherson
--------------------                       -------------------------------------
                                           Gaylen Brotherson
                                           Chairman of the Board and
                                           Chief Executive Officer


Dated: March 22, 2005                      By: /s/ Dennis M. O'Connor
---------------------                      -------------------------------------
                                           Dennis M. O'Connor
                                           Chief Financial Officer