Form 10-Q
period 2005-04-30
M B A HOLDINGS INC
filed 2005-06-15
CIK 1097273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number:

                              M.B.A. HOLDINGS, INC.
           (Exact name of business issuer as specified in its charter)

            Nevada                                       87-0522680
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  9419 E. San Salvador, Suite 105
          Scottsdale, AZ                                 85258-5510
Address of principal executive offices)                  (Zip Code)

                                 (480)-860-2288
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

[_] Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Common Stock shares (no par value, $0.0001 stated value) outstanding at May 31, 2005: 186,536,492 shares.

MBA Holdings, Inc and Subsidiaries


                                    PART I - FINANCIAL INFORMATION
Item 1   Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2005  (Unaudited) and October 31, 2004              2

Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and six months
ended April 30, 2005 and 2004  (Unaudited)                                                                4

Condensed Consolidated Statements of Stockholders' Deficit as of April 30, 2005                           5

Condensed Consolidated Statements of Cash Flows for the six months ended
April 30, 2005 and 2004  (Unaudited)                                                                      6

Notes to Condensed Consolidated Financial Statements                                                      7

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations            10

Item 3   Quantitative and Qualitative Disclosures about Market Risk                                       13

Item 4. Controls and Procedures                                                                           13

                                      PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                                                13

Signatures                                                                                                14

Certifications                                                                                            14


M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2005 AND OCTOBER 31, 2004
--------------------------------------------------------------------------------

ASSETS                                               April 30,       October 31,
                                                        2005            2004
                                                    -----------     -----------
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $   340,584     $   782,848
  Restricted cash                                        24,086          18,578
  Accounts receivable                                   549,628         377,739
  Prepaid expenses and other assets                      13,520           1,706
  Inventory                                               4,477            --
  Deferred direct costs                               2,862,764       3,096,094
                                                    -----------     -----------
           Total current assets                       3,795,059       4,276,965
                                                    -----------     -----------
PROPERTY AND EQUIPMENT:
  Computer equipment                                    332,523         330,605
  Office equipment and furniture                        153,619         140,259
  Vehicles and shop equipment                           119,220          15,000
  Leasehold improvements                                 87,072          80,182
                                                    -----------     -----------
           Total property and equipment                 692,434         566,046
  Accumulated depreciation and amortization            (469,343)       (456,650)
                                                    -----------     -----------
           Property and equipment - net                 223,091         109,396

OTHER ASSETS
  Goodwill                                              520,853            --
  Deferred direct costs                               3,783,029       4,263,901
                                                    -----------     -----------
          Total Other Assets                          4,303,882       4,263,901
                                                    -----------     -----------

TOTAL ASSETS                                        $ 8,322,032     $ 8,650,262
                                                    ===========     ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2005 AND OCTOBER 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                        April 30,          October 31,
                                                                                                         2005               2004
                                                                                                     -----------        -----------
                                                                                                     (Unaudited)
CURRENT LIABILITIES:
  Net premiums payable to insurance companies                                                        $   265,170        $   330,651
  Note payable                                                                                           183,333               --
  Insurance deposits from members                                                                         15,301               --
  Accounts payable and accrued expenses                                                                  546,464            656,927
  Accounts payable to affiliated entity                                                                   99,469            416,566
  Capital lease obligation - current portion                                                               6,788              7,059
  Deferred revenues                                                                                    3,339,283          3,606,028
                                                                                                     -----------        -----------
           Total current liabilities                                                                   4,455,808          5,017,231

Capital lease obligations  - net of current portion                                                         --                3,116
Deferred income tax liability                                                                             12,802             12,802
Deferred revenues                                                                                      4,392,202          4,895,256
                                                                                                     -----------        -----------
           Total liabilities                                                                           8,860,812          9,928,405
                                                                                                     -----------        -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value; $.0001 stated value 100,000,000 shares authorized,  2,000,000 Class B voting preferred issued and outstanding in 2005, 2,000,000 Class A voting convertible preferred issued and
   outstanding in 2004                                                                                       200                200
  Common stock, no par value, $.0001 stated value, 350,000,000 shares authorized (post split) in 2005, 800,000,000 authorized (post split) in 2004,
   179,277,492 shares issued (post split) in 2005 and 120,450,492 (post split)
    in 2004, 178,961,492 shares (post split) outstanding in 2005 and
    120,134,492 (post split) in 2004                                                                      17,928             12,045
  Additional paid-in-capital                                                                           4,163,142          2,433,286
  Accumulated deficit                                                                                 (4,664,550)        (3,668,184)
  Less: 316,000 (post split) shares in 2005 and 2004 of
   common stock in treasury, at cost                                                                     (55,500)           (55,500)
                                                                                                     -----------        -----------
        Total STOCKHOLDERS' equity (deficit)                                                            (538,780)        (1,278,153)
                                                                                                     -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                 $ 8,322,032        $ 8,650,252
                                                                                                     ===========        ===========

See notes to condensed consolidated financial statements

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE  LOSS (UNAUDITED)
THREE AND SIX MONTHS ENDED APRIL 30, 2005 AND 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended April 30,       Six Months Ended April 30,
                                                                   ------------------------------    -------------------------------
                                                                       2005              2004            2005              2004
                                                                   -------------    -------------    -------------    --------------
REVENUES:
  Vehicle service contract gross income                            $     933,175    $   1,236,913    $   1,891,962    $   2,464,794
  Net mechanical breakdown insurance income                               18,392           15,663           21,731           55,158
  Brokerage, association and administrative service revenue               38,681           72,964          106,321          139,708
                                                                   -------------    -------------    -------------    -------------
           Total net revenues                                            990,248        1,325,540        2,020,014        2,659,660
                                                                   -------------    -------------    -------------    -------------
OPERATING EXPENSES:
  Direct acquisition costs of vehicle service contracts                  897,126        1,155,010        1,754,521        2,306,868
  Salaries and employee benefits                                         157,204          242,647          463,862          425,999
  Mailings and postage                                                    10,133           (1,450)          22,729            1,282
  Rent and lease expense                                                  77,134           77,488          152,452          153,162
  Professional fees                                                      307,355           42,465          391,283           72,535
  Telephone                                                                9,795           15,844           (9,973)          41,402
  Depreciation and amortization                                            6,313            9,018           12,693           18,157
  Merchant and bank charges                                                3,185            2,368           10,043            5,378
  Insurance                                                                1,494            5,262            5,490            9,288
  Supplies                                                                 2,924            1,020            6,372            2,139
  License and fees                                                         2,384            3,900            3,901            7,776
  Other operating expenses                                                76,061           15,920          134,919           35,013
                                                                   -------------    -------------    -------------    -------------
           Total operating expenses                                    1,551,107        1,569,492        2,948,291        3,078,999
                                                                   -------------    -------------    -------------    -------------

Equity in net loss of Blue Sky Motorcycle Rentals, Inc.                  (20,327)            --            (40,076)            --
                                                                   -------------    -------------    -------------    -------------

OPERATING LOSS                                                          (581,186)        (243,952)        (968,353)        (419,339)
                                                                   -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE):
  Finance and other fee income                                             1,822           19,103            3,925           37,417
  Interest income                                                             78               30              244            3,952
  Interest expense and fees                                               (5,109)         (14,078)         (11,543)         (28,296)
  Other income (expense)                                                 (31,778)            --            (20,639)            --
                                                                   -------------    -------------    -------------    -------------
           Other income (expense) - net                                  (34,987)           5,055          (28,013)          13,073
                                                                   -------------    -------------    -------------    -------------
LOSS BEFORE INCOME TAXES                                                (616,173)        (238,897)        (996,366)        (406,266)
INCOME TAXES                                                                --               --               --             11,817
                                                                   -------------    -------------    -------------    -------------
NET LOSS                                                           $    (616,173)   $    (238,897)   $    (996,366)   $    (418,083)
                                                                   =============    =============    =============    =============

BASIC AND DILUTED NET LOSS PER SHARE                               $       (0.01)   $       (0.01)   $       (0.02)   $       (0.02)
                                                                   =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING -- BASIC AND DILUTED (Post Split)                      139,872,778       21,193,537      133,123,570       20,742,804
                                                                   =============    =============    =============    =============

Net loss                                                           $    (616,173)   $    (238,897)   $    (996,366)   $    (418,083)
Other comprehensive gain net of tax:
    Net unrealized gain on available-for-sale securities                    --               --               --               --
                                                                   -------------    -------------    -------------    -------------
Comprehensive loss                                                 $    (616,173)   $    (238,897)   $    (996,366)   $    (418,083)
                                                                   =============    =============    =============    =============

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEAR ENDED OCTOBER 31, 2004 AND SIX MONTHS ENDED APRIL 30, 2005
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       Accumulated
                                                      Preferred Stock              Common Stock           Additional      Other
                                                 ------------------------    -------------------------       Paid      Comprehensive
                                                   Shares        Amount         Shares       Amount       In-Capital      Income
                                                 ---------    -----------    -----------   -----------   -----------   ------------
BALANCE NOVEMBER 1, 2003                              --      $      --       21,825,492   $     2,062   $   280,801   $       119

 Realization of gain on
  available-for-sale securities                       --             --             --            --            --            (119)

 Issuance of common shares                            --             --       98,625,000          9,983      1,952,685        --

 Issuance of preferred shares                    2,000,000            200           --            --         199,800          --

  Net loss                                            --             --             --            --            --            --
                                                 ---------    -----------    -----------   -----------   -----------   ------------
BALANCE OCTOBER  31, 2004                        2,000,000            200    120,450,492        12,045     2,433,286          --

 Issuance of common shares:

   Stock options to employees                         --             --        8,400,000           840     1,098,245          --

   Consultants                                        --             --        4,102,000           410       319,029          --

   Other shares issued                                --             --          325,000            33          --            --

 Conversion and retirement of Class A           (2,000,000)          (200)    46,000,000         4,600       312,582          --
    preferred shares

 Issuance of Class B preferred shares            2,000,000            200           --            --            --            --

Net loss                                              --             --             --            --            --            --
                                                 ---------    -----------    -----------   -----------   -----------   ------------
BALANCE APRIL 30, 2005                           2,000,000    $       200    179,277,492   $    17,928   $ 4,163,142          --
                                                 =========    ===========    ===========   ===========   ===========   ============

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEAR ENDED OCTOBER 31, 2004 AND SIX MONTHS ENDED APRIL 30, 2005
------------------------------------------------------------------------------------------------------------------------------------


                                            Retained                        Total
                                            Earnings       Treasury     STOCKHOLDERS'
                                            (Deficit)        Stock     Equity (Deficit)
                                           -----------    -----------  ----------------
BALANCE NOVEMBER 1, 2003                   $(2,458,729)   $   (55,500)   $(2,231,247)

 Realization of gain on
  available-for-sale securities                   --             --             (119)

 Issuance of common shares                        --             --        1,962,668

 Issuance of preferred shares                     --             --          200,000

  Net loss                                  (1,209,455)          --       (1,209,455)
                                           -----------    -----------    -----------
BALANCE OCTOBER  31, 2004                   (3,668,184)       (55,500)    (1,278,153)

 Issuance of common shares:

   Stock options to employees                     --             --        1,099,085

   Consultants                                    --             --          319,439

   Other shares issued                            --             --               33

 Conversion and retirement of Class A             --             --          316,982
    preferred shares

 Issuance of Class B preferred shares             --             --              200

Net loss                                      (996,366)          --         (996,366)
                                           -----------    -----------    -----------
BALANCE APRIL 30, 2005                     $(4,664,550)   $   (55,500)   $  (538,780)
                                           ===========    ===========    ===========

See notes to consolidated financial statements

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED APRIL 30, 2005 AND 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         April 30,
                                                                                                           2005             2004
                                                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                             $  (996,366)     $  (418,083)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                                         12,693           18,157
       Issuance of preferred stock in exchange for related party debt                                      317,382          200,000
      Equity in net loss of Blue Sky Motorcycle Rentals, Inc.                                              (40,076)            --
      Advances to Blue Sky Motorcycle Rentals, Inc.                                                        (25,000)            --
      Changes in assets and liabilities:
        Restricted cash                                                                                     (5,508)         270,978
        Accounts receivable                                                                               (171,889)        (169,205)
        Inventory                                                                                           (4,477)            --
        Prepaid expenses and other assets                                                                  (11,814)           1,457
        Deferred direct costs                                                                              714,202          118,904
        Net premiums payable to insurance companies                                                        (65,481)         (61,911)
        Insurance deposits from members                                                                     15,301             --
        Accounts payable and accrued expenses                                                             (110,463)          36,126
        Deferred rent                                                                                         --             (4,809)
        Deferred income taxes                                                                                 --             11,844
        Deferred revenues                                                                                 (769,809)         (60,583)
                                                                                                       -----------      -----------
           Net cash (used in) operating activities                                                      (1,141,305)         (57,125)
                                                                                                       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Blue Sky Motorcycle Rentals, Inc.                                                         (255,777)            --
  Purchase of property and equipment                                                                      (126,388)         (11,716)
  Purchase of investments                                                                                     --            117,084
                                                                                                       -----------      -----------
          Net cash provided by (used in) investing activities                                             (382,165)         105,368
                                                                                                       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Note payable - Blue Sky Motorcycle Rentals, Inc. acquisition                                            (16,667)            --
   Proceeds (repayment) of borrowing from affiliated entity                                                   --           (196,897)
   Proceeds of borrowing from related party                                                                   --             29,894
   Issuance of common stock                                                                              1,101,260           90,558
   Payments on capital lease obligation                                                                     (3,387)          (2,882)
                                                                                                       -----------      -----------
          Net cash provided by (used in) financing activities                                            1,081,206          (79,327)
                                                                                                       -----------      -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                               (442,264)         (31,084)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                             782,848          448,240
                                                                                                       -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                               $   340,584      $   417,156
                                                                                                       ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                                             $     1,442      $     6,778
                                                                                                       ===========      ===========

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED April 30, 2005 AND 2004
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. Accounting principles assume the continuation of the Company as a going concern. The Company's auditors, in their opinion on the financial statements for the year ended October 31, 2004, expressed concern about this uncertainty. The accompanying financial statements do not include any adjustment that might arise from the outcome of this assumption. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six months ended April 30, 2005 may not be indicative of the results of operations that may be expected for the year ending October 31, 2005. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2004.

2. NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share that requires dual presentation of basic and diluted EPS on the face of the statements and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic loss per common share is computed on the weighted average number of shares of common stock outstanding during each period. SFAS No. 128 requires that loss per common share assuming dilution is computed on the same weighted average number of shares of common stock outstanding as basic loss per share. The additional shares representing the exercise of outstanding common stock options using the treasury stock method are not considered nor are the dilutive effect of the voting rights of the Class B preferred stock and employee stock options for the same reason. The 10-1 forward stock split and the 1 for 100 stock dividend are reflected retroactively for all periods presented. As of April 30, 2005 there were 7,800,010 options outstanding.

3. ACQUISITIONS & NOTE PAYABLE

In December 2004, the Company acquired a 50% interest in Blue Sky Motorcycle Rentals, Inc. (Blue Sky), a company that operates a motorcycle rental business in Colorado and has sold its business model to similar operations in Arizona, California, New Mexico, Nevada and Florida. Its business plan envisions significant expansion into other vacation markets as well as motorcycle exchange programs among the participants to maximize the usage of the rental motorcycles. The owner has agreed to consult with the Company in order to continue the business expansion of Blue Sky. In April 2005, the Company acquired the remaining 50% interest in Blue Sky and is integrating it into the National Motorcycle Dealers Association operations that were begun in the Fall of 2004. In connection with the acquisition, the Company issued its note to the former owner in the amount of $200,000. Then docs not bear interest and is payable in 12 equal monthl installments.

4. INCOME TAXES

There is no current provision for income taxes in the periods ended April 30, 2005 and 2004 as the Company has recovered all available federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect. As the realization of deferred tax assets is now considered doubtful, a valuation allowance has been provided to eliminate that asset in both the current period and the year ended October 31, 2004. A deferred tax provision was made for the six months ended April 30, 2004.

5. RELATED PARTY TRANSACTIONS

The Company leases its office space from Cactus Family Investments, LLC on a month-to-month basis. The managing member of Cactus Family Investments, LLC is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $70,376 and $73,204 for the three months ended April 30 , 2005 and 2004 and $142,753 and $147,220 for the six months ended April 30, 2005 and 2004. The current lease expired on December 31, 2003 and is renewed monthly by agreement between the parties.

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

6. RECAPITALIZATION

In March 2004, the Company increased its authorized but unissued preferred stock from 20,000,000 shares to 100,000,000 shares, changed the preferred stock from $.001 par value to no par value, $.0001 stated value and created a Class A Preferred Stock consisting of 2,000,000 shares that are assigned the voting power of one hundred (100) voting shares for each Preferred Stock share. Further, each Class A Preferred Stock share is convertible into one hundred
(100) Common Stock shares at the option of the holder thereof. The Company subsequently issued the 2,000,000 shares of Class A Preferred Stock to Cactus Family Investments, LLC, an affiliated company (See Note 5 above), in exchange for $200,000 of rent and other debt due to that entity.

At the same time, the Company increased the number of its authorized common shares to 800,000,000, changed the par value of those shares to no par value with a stated value of $.0001 and increased its issued Common Stock shares to 20,617,870 shares by means of a 10 - 1 forward stock split.

On November 12, 2004, the Company declared a stock dividend equal to one share of common stock for each one hundred shares owned by shareholders on November 26, 2004. The Company issued 1,207,622 new shares in payment of that stock dividend.

On March 31, 2005, the Company honored the request of Cactus Family Investments, LLC to convert 460,000 shares of the Company's Class A Preferred Stock into 46,000,000 shares of its common stock and to donate the remaining preferred shares to the Company as a contribution to its capital. In addition, the Company created a Class B Preferred Stock consisting of 3,000,000 shares that are assigned the voting power of one hundred (100) voting shares for each Preferred Stock share. The Class B Preferred shares are not convertible into common shares. The Company subsequently issued the 2,000,000 shares of Class B Preferred Stock to Cactus Family Investments, LLC, an affiliated company (See
Note 5 above), in exchange for $317,382 of rent and other debt due to that entity.

On April 18, 2005, the Company decreased its authorized common shares to 350,000,000 no par value shares with a stated value of $.0001 per share.

As of April 30, 2005, the Company holds 316,000 (post split) shares of its' common stock in the Treasury. These shares were purchased for the purpose of retirement and bonuses to employees. Management continues to explore additional uses of the stock.

7. EMPLOYEE STOCK OPTION PLAN

On April 7, 2004, the Company adopted the M.B.A. Holdings, Inc. Employee Stock Incentive Plan for the Year 2004 and on July 7 2004, the M.B.A. Holdings. Inc. Employee Stock Incentive Plan for the Year 2004 -B. These plans have the purpose of advancing the business and development of the Company and its shareholders by affording employees of the Company the opportunity to acquire an equity interest in the Company. Under the terms of the plans, employees are granted options to purchase Company stock at specified prices. The plan is administered by the Compensation Committee of the Board of Directors and is authorized to grant options for up to 128,000,000 shares of the common stock of the Company. As of April 30, 2005, the Company has granted options for a total of 104,527,000 shares to selected employees. Compensation expense of $8,710 and $82,427 was recorded in connection with these transactions in the three and six months ended April 30, 2005, respectively. In the three and six months ended April 30, 2004, $50,984 was recorded as compensation expense relating to this stock option plan. As of April 30, 2005, there were 2,650,000 options outstanding under this plan.

On that same date, the Company also adopted the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004 and the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004-B. The Company seeks to motivate, retain and attract highly competent directors and consultants to advance the business and development of the Company and its shareholders by affording directors and consultants the opportunity to acquire an equity interest in the Company. Under the terms of the plan, directors and consultants are granted options to purchase Company stock at specified prices in return for their services to the Company. The options include a deferral option that allows the director/consultant to defer delivery of the stock retainer. The plan is administered by the Compensation Committee of the Board of Directors and is authorized to grant options for up to 22,000,000 shares of the common stock of the Company. As of April 30, 2005, the Company has granted options for a total of 11,552,000 shares to selected directors/consultants. Compensation expense of $207,109 and $413,652 was recorded in connection with these transactions in the three and six months ended April 30, 2005, respectively. In the three and six months ended April 30, 2004, $49,500 was recorded as compensation expense relating to this stock option plan. As of April 30, 2005 there were 3,300,000 options outstanding under this plan.

8. SIGNIFICANT CUSTOMERS

In 2004 a major manufacturer accounted for $1,750,893 of VSC revenues or 33% of the 2004 Net Commission Income. The contract with the manufacturer was not renewed at its expiration on December 31, 2004. The Company is seeking ways to replace this business through acquisitions and other avenues.

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

The Company has been notified by Heritage Warranty Insurance RRG, Inc. that its Administration Agreement and Profit Sharing Agreement dated September 1, 2000 as well as a Claims Reserve Account and a Second Amendment to Inboard Service
Agreement dated October 31, 2002 will be cancelled, subject to certain conditions, effective May 1, 2005. The Company has entered into an agreement with Capitol Assurance Risk Retention Group, Inc. to provide replacement coverage. The Company is attempting to achieve a seamless transition of its business to the new insurance company. The Company's agreements with Old
Republic Insurance Company, Warranty America, LLC, First Assured Insurance Company and AON Warranty Company remain in effect.

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

On June 1, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. The Company will adopt FAS 154 at November 1, 2005 and does not anticipate any material change to its operating results.

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

Revenue Recognition

The Company receives a single commission for the sale of each mechanical breakdown insurance policy ("MBI") that compensates it both for the effort in selling the policy, and, in some cases, for providing administrative claims services as required. The Company has no direct liability for claims losses on MBI. It acts as the issuing insurance company's agent in these transactions. The Company apportions the commissions received in a manner that it believes is proportionate to the values of the services provided. The revenues relating to policy sales are recorded in income when the policy information is received and approved by the Company. The revenues related to providing administrative claims services are deferred and recognized in income on a straight-line basis over the actual life of the policy.

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

In December 2004, the Company acquired a 50% interest in Blue Sky Motorcycle Rentals, Inc. (Blue Sky) that operates a motorcycle rental business in Colorado and has sold its business model to similar operations in Arizona, California,
New Mexico, Nevada and Florida. Its business plan envisions significant expansion into other vacation markets as well as motorcycle exchange programs among the participants to maximize the usage of the rental motorcycles. The owner has agreed to consult with the Company in order to continue the business expansion of Blue Sky. In April 2005, the Company acquired the remaining 50% interest in Blue Sky and is integrating it into the National Motorcycle Dealers Association operations that are discussed in the preceding paragraph.

As discussed in Note 9, the Company has been notified by Heritage Warranty Insurance RRG, Inc. that its Administration Agreement and Profit Sharing Agreement dated September 1, 2000 as well as a Claims Reserve Account and a Second Amendment to Inboard Service Agreement dated October 31, 2002 will be cancelled, subject to certain conditions, effective May 1, 2005. The Company has entered into an agreement with Capitol Assurance Risk Retention Group, Inc. to provide replacement coverage. The Company has achieved a seamless transition of its business to the new insurance company. The Company's agreements with Old Republic Insurance Company, Warranty America, LLC, First Assured Insurance Company and AON Warranty Company remain in effect.

Income Taxes

There is no current provision for income taxes in the periods ended April 30, 2005 and 2004 as the Company has recovered all available federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED APRIL 30, 2005 AND 2004

NET REVENUES

Net revenues for the fiscal quarter ended April 30, 2005 totaled $990,000, down $40,000 from the $1,030,000 recognized in the quarter ended January 31, 2005. The decrease is the result of the Company's loss of its major manufacturing customer's VSC sales. The loss was offset this quarter by the recording of the final sales from the manufacturer and from revenues derived from NMDA and Blue Sky operations (approximately $56,000).

OPERATING EXPENSES

Operating costs decreased to $1,551,000 in the quarter ended April 30, 2005 down $18,000 from the $1,569,000 expended in the quarter ended April 30, 2004. The decrease is the result of added expenses incurred in the continuing development of NMDA and of the added expenses incurred in connection with the acquisition of the second half of the equity position in Blue Sky Motorcycle Rentals, Inc. offset by lower direct acquisition costs of policies.

The winter off-season has contributed to the net loss incurred by both Blue Sky and NMDA. The existence of both Blue Sky and NMDA has been met with enthusiastic acceptance by motorcycle dealers throughout the country. Both entities are looking forward to the summer riding season as the first true testing of their business plans.

OTHER INCOME (EXPENSE)

Total other income (expense) declined in the quarter ended April 30, 2005 and in the six month period when compared to the same periods of 2004. The 2004 Quarter included the receipt of the 2 % fee that was negotiated as a part of the service termination agreement with two insurance companies in July 2002. The comparable 2005 period included lesser amounts of fee income and included higher interest expense charges.

INCOME TAXES

There was no provision for income taxes in the quarter and six months ended April 30, 2005 because the Company has already recovered all federal income taxes paid in prior years to the extent available. In the quarter ended January 31, 2004, a provision was made for the tax consequences arising from changes in the temporary differences created by the fluctuation in the deferred revenue and deferred cost balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred significant losses during the past fiscal year and has experienced additional losses in prior years. A related party has advanced funds on demand notes and through the deferral of rent payments in order to overcome working capital deficiencies during the year. In January 2004, the Company granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. The lack of continuing working capital infusions could affect future operations. Accordingly, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss in the first two quarters of 2005 and expects such losses to continue further into 2005. The Company is pursuing the development of NMDA, Blue Sky and other warranty products in its ongoing efforts to stem the losses.

COMPARISON OF April 30, 2005 AND OCTOBER 31, 2004

Working capital at April 30, 2005 consisted of current assets of $3,795,000 and current liabilities of $4,456,000, or a current ratio of 0.85: 1. At October 31, 2004 the working capital ratio was 0.85: 1 with current assets of $4,277,000 and current liabilities of $5,017,000. The ratio moved only slightly during this quarter despite a continuing demand for funds to support the growth efforts of NMDA and Blue Sky. Loans from the Company's principal shareholder and funds derived from the exercise of stock options have funded this growth and continuing operations.

Deferred Revenues decreased $770,000 while Deferred Direct Costs decreased $714,000 from balances at October 31, 2004. Deferred revenues consist of unearned VSC gross sales and estimated administrative service fees related to MBI policies. Deferred direct costs are costs that are directly related to the sale of VSCs. The change results from the overall decline in sales that have been experienced over the last several quarters and from changes in the contract terms of contracts in the deferral pool.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of April 30, 2005, the amount owed to insurance companies decreased $65,000 from the balance at October 31, 2004. The change is due to differences in the timing of payments remitted to the insurance companies.

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

ITEM 4. CONTROLS AND PROCEDURES

In the quarter ended April 30, 2005, we did not make any significant changes in, nor take any corrective actions regarding our internal controls or other factors that could significantly affect these controls. We lost the services of our assistant controller at the end of the fiscal year ended October 31, 2004 and have recently hired a replacement. As a result, the significant weakness in our internal controls that was noted in the prior quarter is being corrected. We do not expect to be late in preparing the normal schedules and reconciliations associated with the preparation of our quarterly financial statements in this and future quarters.

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

         Form 8K Current Report was filed April 15, 2005. This Current Report stated that the Company had acquired the remaining 50% of Blue Sky Motorcycle Rentals, Inc. and that a Class B Preferred Stock of 3,000,000 shares was created and approved by the State of Nevada April 15, 2005. The Class B Preferred Stock has been assigned the voting power of one hundred (100) voting shares for each Preferred Stock share. The Company issued 2,000,000 of such shares to Cactus Family

         Investments, LLC ("Cactus"), a Limited Liability Company owned and controlled by Gaylen M. Brotherson, the Company's CEO, in return for $317,382.50 of past due rents that were due to Cactus.

         In a related transaction, Cactus converted 460,000 shares of Class A Preferred Stock into 46,000,000 shares of common stock and returned the remaining 1,540,000 Class A Convertible Preferred Stock to the Company as a contribution to capital. The Board of Directors directed that the shares so received be cancelled.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          MBA Holdings, Inc.


Dated June 14, 2005                       By: /s/ Gaylen Brotherson
-------------------                       --------------------------------------
                                          Gaylen Brotherson
                                          Chairman of the Board and
                                          Chief Executive Officer


Dated: June 14, 2005                      By: /s/ Dennis M. O'Connor
--------------------                      --------------------------------------
                                          Dennis M. O'Connor
                                          Chief Financial Officer