Form 10-Q
period 2005-07-31
M B A HOLDINGS INC
filed 2005-09-22
CIK 1097273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-28221

M.B.A. HOLDINGS, INC.
(Exact name of business issuer as specified in its charter)

Nevada	87-0522680
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9419 E. San Salvador, Suite 105
Scottsdale, AZ	85258-5510
(Address of principal executive offices)	(Zip Code)

(480)-860-2288
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Common Stock shares (no par value, $0.0001 stated value) outstanding at August 31, 2005:   190,886,492 shares.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2005 AND OCTOBER 31, 2004

ASSETS	July 31,	October 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$208,291	$782,848
Restricted cash	79,581	18,578
Accounts receivable	672,319	377,739
Prepaid expenses and other assets	7,105	1,706
Inventory	5,677	–
Deferred direct costs	2,656,068	3,096,094
Total current assets	3,629,041	4,276,965
PROPERTY AND EQUIPMENT:
Computer equipment	532,523	330,605
Office equipment and furniture	221,883	140,259
Vehicles and shop equipment	767,237	15,000
Leasehold improvements	87,072	80,182
Total property and equipment	1,608,715	566,046
Accumulated depreciation and amortization	(501,912)	(456,650)
Property and equipment - net	1,106,803	109,396

OTHER ASSETS
Goodwill	828,271	–
Investment in unconsolidated affiliates	65,401	–
Deferred direct costs	3,290,845	4,263,901
Total Other Assets	4,184,517	4,263,901

TOTAL ASSETS	$8,920,361	$8,650,262

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
JULY 31, 2005 AND OCTOBER 31, 2004

LIABILITIES AND STOCKHOLDERS’ DEFICIT	July 31,	October 31,
	2005	2004
	(Unaudited)
CURRENT LIABILITIES:
Net premiums payable to insurance companies	$569,904	$330,651
Notes payable - current	655,689	–
Insurance deposits from members	16,368	–
Accounts payable and accrued expenses	475,717	656,927
Accounts payable to related party	237,631	416,566
Capital lease obligation - current	10,061	7,059
Deferred revenues	3,103,081	3,606,028
Total current liabilities	5,068,451	5,017,231

Notes payable - long term	617,656	–
Capital lease obligations - long term	15,707	3,116
Deferred income tax liability	12,802	12,802
Deferred revenues	3,843,085	4,895,256
Total liabilities	9,557,701	9,928,405

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value; $.0001 stated value 100,000,000 shares authorized, 2,000,000 Class B voting preferred issued and outstanding in 2005, 2,000,000 Class A voting convertible preferred issued and outstanding in 2004	200	200
Common stock, no par value, $.0001 stated value, 350,000,000 shares authorized (post split) in 2005, 800,000,000 authorized (post split) in 2004, 191,202,492 shares issued (post split) in 2005 and 120,450,492 (post split) in 2004, 190,886,492 shares (post split) outstanding in 2005 and 120,134,492 (post split) in 2004	19,120	12,045
Additional paid-in-capital	4,875,267	2,433,286
Accumulated deficit	(5,476,427)	(3,668,184)
Less: 316,000 (post split) shares in 2005 and 2004 of common stock in treasury, at cost	(55,500)	(55,500)
Total stockholders’ deficit	(637,340)	(1,278,153)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,920,361	$8,650,252

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
COMPREHENSIVE LOSS (UNAUDITED)
THREE AND NINE MONTHS ENDED JULY 31, 2005 AND 2004

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
REVENUES:
Vehicle service contract gross income	$1,212,202	$1,219,052	$3,104,164	$3,683,847
Net mechanical breakdown insurance income	30,613	5,919	52,344	61,077
Motorcycle rental and related income	159,677	–	159,677	–
Brokerage, association and administrative service revenue	126,155	78,400	232,476	218,108
Total net revenues	1,528,647	1,303,371	3,548,661	3,963,032
OPERATING EXPENSES:
Direct acquisition costs of vehicle service contracts	1,184,071	1,113,281	2,938,592	3,420,149
Costs of motorcycle rentals and insurance premium expense	79,886	–	79,886	–
Salaries and employee benefits	419,273	358,416	883,135	784,415
Mailings and postage	14,106	2,733	36,835	4,015
Rent and lease expense	84,151	73,602	236,603	226,764
Professional fees	316,711	17,019	707,994	89,554
Telephone	14,126	10,137	4,153	51,539
Depreciation and amortization	62,952	6,529	75,645	24,686
Merchant and bank charges	9,622	3,592	19,665	8,970
Insurance	2,240	1,840	7,730	11,128
Supplies	8,573	1,181	14,945	3,321
License and fees	1,323	4,883	5,224	12,659
Other operating expenses	127,449	21,009	262,367	56,023
Total operating expenses	2,324,483	1,614,222	5,272,774	4,693,223

Equity in net loss of Blue Sky Motorcycle Rentals, Inc.	–	–	(40,076)	–

OPERATING LOSS	(795,836)	(310,851)	(1,764,189)	(730,191)
OTHER INCOME (EXPENSE):
Finance and other fee income	239	0	4,164	36,475
Interest income	54	223	280	4,176
Interest expense and fees	(1,018)	(6,678)	(12,561)	(34,974)
Other income (expense)	(15,296)	(942)	(35,937)	–
Other income (expense) - net	(16,021)	(7,397)	(44,054)	5,677
LOSS BEFORE INCOME TAXES	(811,857)	(318,248)	(1,808,243)	(724,514)
INCOME TAXES	–	–	–	11,817
NET LOSS	$(811,857)	$(318,248)	$(1,808,243)	$(736,331)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED (Post Split)	188,574,389	50,880,713	151,282,437	31,162,943

Net loss	$(811,857)	$(318,248)	$(1,808,243)	$(736,331)
Other comprehensive gain net of tax:
Net unrealized gain on available-for-sale securities	–	–	–	–
Comprehensive loss	$(811,857)	$(318,248)	$(1,808,243)	$(736,331)

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEAR ENDED OCTOBER 31, 2004 AND NINE MONTHS ENDED JULY 31, 2005 (UNAUDITED)

						Accumulated			Total
					Additional	Other			Stockholders’
	Preferred Stock		Common Stock		Paid	Comprehensive	Accumulated	Treasury	Equity
	Shares	Amount	Shares	Amount	In-Capital	Income	Deficit	Stock	(Deficit)

BALANCE AT OCTOBER 31, 2004	2,000,000	$200	120,450,492	$12,045	$2,433,286	$–	$(3,668,184)	$(55,500)	(1,278,153)

Issuance of common shares:									–
Exercise of stock options by employees			13,450,000	1,345	1,141,341				1,142,686
Exercise of stock options by consultants			9,277,000	928	797,720				798,648
Stock issued in acquisitions and other			2,025,000	202	190,338				190,540

Conversion and retirement of Class A preferred shares	(2,000,000)	(200)	46,000,000	4,600	(4,600)				–

Issuance of Class B preferred shares	2,000,000	200			317,182				317,382

Net loss	–	–	–	–	–	–	(1,808,243)	–	(1,808,243)

BALANCE JULY 31, 2005	2,000,000	$200	191,202,492	$19,120	$4,875,267	–	$(5,476,427)	$(55,500)	$(637,340)

See notes to consolidated financial statements

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JULY 31, 2005 AND 2004

	July 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,808,243)	$(736,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,645	24,686
Related party rent expense paid in excess of accrual (accrued but not paid)	11,729	(52,616)
Equity in net loss of Blue Sky Motorcycle Rentals, Inc.	40,076	–
Issuance of preferred stock in return for related party rent	214,129	200,000
Stock based compensation	213,000	102,000
Changes in assets and liabilities:
Restricted cash	(61,003)	267,558
Accounts receivable	(294,580)	(93,631)
Inventory	(5,677)	–
Prepaid expenses and other assets	(5,399)	2,994
Deferred direct costs	1,413,082	285,604
Net premiums payable to insurance companies	239,253	(259,919)
Insurance deposits from members	16,368	–
Accounts payable and accrued expenses	(77,957)	(57,565)
Deferred rent	–	(4,809)
Deferred income taxes	–	11,844
Deferred revenues	(1,555,128)	(237,218)
Net cash (used in) operating activities	(1,584,705)	(547,403)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliates	309,214	–
Purchase of property and equipment	(1,042,669)	(11,716)
Sale of investments	–	117,085
Net cash provided by (used in) investing activities	(733,455)	105,369
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of borrowing from affiliated entity	(31,435)	(196,897)
Payment of borrowing from related party	(159,229)	–
Issuance of common stock	1,918,674	919,796
Additions to (payments on) capital lease obligation	15,593	(4,414)
Net cash provided by (used in) financing activities	1,743,603	718,485
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(574,557)	276,451
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	782,848	448,240
CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,291	$724,691
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,779	$7,310

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. Accounting principles assume the continuation of the Company as a going concern. The Company’s auditors, in their opinion on the financial statements for the year ended October 31, 2004, expressed concern about this uncertainty. The accompanying financial statements do not include any adjustment that might arise from the outcome of this assumption. The unaudited interim financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine months ended July 31, 2005 may not be indicative of the results of operations that may be expected for the year ending October 31, 2005. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2004.

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

In March 2004, the Company completed the liquidation of its available-for-sale investments. Accordingly, there were no unrealized gains reported in the current or comparative periods.

4.	ACQUISITIONS

On December 9, 2004, the Company acquired 50% of the common stock of Blue Sky Motorcycle Rentals, Inc. (Blue Sky), a company that operates a motorcycle rental business in Colorado and has sold its business model to similar operations in Arizona, California, New Mexico, Nevada and Florida. Its business plan envisions significant expansion into other vacation markets as well as motorcycle exchange programs among the participants to maximize the usage of the rental motorcycles. The cash purchase price of $350,000 was paid at closing December 9, 2004. The owner has agreed to consult with the Company in order to continue the business expansion of Blue Sky. On April 16, 2005, the Company acquired the remaining 50% of the common stock of Blue Sky and is integrating it into the National Motorcycle Dealers Association operations that were begun in the Fall of 2004. The purchase price of this segment consisted of the forgiveness of $75,000.00 of indebtedness due the Company by the owner plus the Company’s note in the amount of $200,000 payable monthly over a one-year term. The consulting contract with the owner was amended to cover a period of eight years.

On May 12, 2005, the Company acquired a 50% membership interest in iDigital, LLC (“iDigital”) in exchange for 1,000,000 common shares of the Company. iDigital is the purveyor of a line of specialty marketing products that are designed to be given to customers as a personal memento of their recent experience with a company’s products, like motorcycle rentals and other purchases.

The Company also purchased all of the assets of Street Eagle, Inc., Rent2Ride Nationwide, Inc. and Rent2Ride Arizona, Inc. (the “Street Eagle Companies”) on May 12, 2005 for $20,000 in cash and Company notes in the amount of $180,000 payable over the next twelve months. The Street Eagle Companies are the owners of motorcycle rental software, web sites, registered domain names, trademarks and other software items. In addition, the Street Eagle Companies have substantially developed the documentation as a franchisor of its motorcycle rental concept. The Company expects to integrate this software with its motorcycle rental operations and to market it to others through NMDA.

On July 10, 2005, the Company purchased all of the assets of Liberty Motorcycle Rentals, LLC. The purchase price included $20,000 in cash, 500,000 shares of the Company’s common stock, the assumption by the Company of $54,820 of indebtedness relating to motorcycle assets and a note in the amount of 105,180 bearing interest at the rate of 7% after the first year and payable solely from a percentage of the gross revenues derived from the rental of the motorcycles that were acquired.

In addition, the Company purchased all of the assets and common stock of Escape Eagles, Inc. (“Escape Eagles”) on July 19, 2005 for a purchase price consisting of $100,000 in cash, 200,000 shares of the common stock of the Company and notes in the amount of $400,000 payable over a four-year period. Escape Eagles operates a rental facility in Las Vegas, NV that has been associated with both Blue Sky and the Street Eagle Companies in the past.

The results of operations of the acquired entities are included in the results of operations of the combined entities from the acquisition dates specified above except for iDigital, LLC that had no operations during the reporting period. Its results will be included in future reported results of operations from the date of inception of operations that are estimated to commence in August 2005.  The Company will include segment reporting in the future as it becomes material.

The following unaudited pro forma consolidated statement of loss of M.B.A. Holdings, Inc. and Subsidiaries (“MBA”) adjusts the historical financial statements of MBA for the acquisition of Blue Sky Motorcycle Rentals, Inc., Street Eagle, Inc., Rent2Ride Nationwide, Inc., Rent2Ride Arizona, Inc. and Liberty Motorcycle Rentals, LLC.

The historical financial information of MBA set forth below has been derived from the historical audited and unaudited consolidated statement of loss of MBA included in the Annual Report on Form 10-K for the year ended October 31, 2004 and this report. The unaudited pro forma consolidated statement of loss was prepared as if the transaction occurred as of the beginning of the respective periods.

The unaudited pro forma statement presented does not purport to represent what the results of operations of MBA would actually have been had the transaction occurred on the dates noted above, or to project the results of operations of MBA for any future periods. The pro forma adjustments are based on available information and certain assumptions that management believes are reasonable. The adjustments are directly attributable to the transaction and are expected to have a continuing impact on the results of operations of MBA. In the opinion of management, all adjustments necessary to present fairly the unaudited pro forma financial information have been made.

M.B.A. Holdings, Inc. and Subsidiaries
Pro Forma Condensed Combined Statement of Loss (Unaudited)

			Pro Forma
	As Reported	Adjustments	Combined

For the Nine Months Ended July 31, 2005

Revenues	$3,548,661	$545,274	$4,093,935

Net Loss	(1,808,243)	(1,731,788)	76,455

Basic and Diluted Net Loss Per Share Per Share	$(0.01)	$(0.01)	–

For the Year Ended October 31, 2004

Revenues	$5,743,547	$6,585,022	$841,475

Net Loss	(1,209,455)	(1,348,927)	12,522

Basic and Diluted Net Loss Per Share Per Share	$(0.02)	$(0.02)	–

5.	INCOME TAXES

There is no current provision for income taxes in the periods ended July 31, 2005 and 2004 as the Company has recovered all available federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect. As the realization of deferred tax assets is now considered doubtful, a valuation allowance has been provided to eliminate that asset in both the current period and the year ended October 31, 2004. A deferred tax provision was made for the nine months ended July 31, 2004.

6.	RELATED PARTY TRANSACTIONS

The Company leases its office space from Cactus Family Investments, LLC on a month-to-month basis. The managing member of Cactus Family Investments, LLC is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $71,376 and $71,895 for the three months ended July 31, 2005 and 2004 and $214,129 and $219,115 for the nine months ended July 31, 2005 and 2004. The current lease expired on December 31, 2003 and is renewed monthly by agreement between the parties.

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

7.	NOTES PAYABLE

In connection with the acquisitions described in Note 4 above, the Company assumed responsibility for the repayment of $463,906 of indebtedness relating to the purchase of motorcycles that are owned by the entities acquired. This indebtedness is repayable monthly over varying terms of up to seventy two (72) months and at interest rates that vary from prime plus 2% to 11%.

The Company also agreed to make monthly payments on $905,000 of its notes that were issued as a part of the purchase price of the entities acquired. The notes, except for one in the amount of $105,180 do not bear interest and are repayable over terms of up to forty-eight (48) months. The $105,180 note bears no interest during the initial twelve months and interest at a rate of 7% per annum thereafter. Imputed interest was immaterial for the period ended July 31, 2005.  This note is repayable solely from a percentage of the gross motorcycle rental proceeds at a single location.

8.	CAPITALIZATION

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

At the same time, the Company increased the number of its authorized common shares to 800,000,000, changed the par value of those shares to no par value with a stated value of $.0001 and increased its issued Common Stock shares to 20,617,870 shares by means of a 10 - 1 forward stock split.  On November 12, 2004, the Company declared a stock dividend equal to one share of common stock for each one hundred shares owned by shareholders on November 26, 2004. The Company issued 1,207,622 new shares in payment of that stock dividend.  The effect of these stock splits and dividends have been given retroactive effect for all periods presented.

On March 31, 2005, the Company honored the request of Cactus Family Investments, LLC to convert 460,000 shares of the Company’s Class A Preferred Stock into 46,000,000 shares of its common stock and to donate the remaining preferred shares to the Company as a contribution to its capital. In addition, the Company created a Class B Preferred Stock consisting of 3,000,000 shares that are assigned the voting power of one hundred (100) voting shares for each Preferred Stock share. The Class B Preferred shares are not convertible into common shares. The Company subsequently issued the 2,000,000 shares of Class B Preferred Stock to Cactus Family Investments, LLC, an affiliated company (See Note 5 above), in exchange for $317,382 of rent and other debt due to that entity.

On April 18, 2005, the Company decreased its authorized common shares to 350,000,000 no par value shares with a stated value of $.0001 per share.

As of July 31, 2005, the Company holds 316,000 (post split) shares of its’ common stock in the Treasury. These shares were purchased for the purpose of retirement and bonuses to employees. Management continues to explore additional uses of the stock.

9.	EMPLOYEE STOCK OPTION PLAN

On April 7, 2004, the Company adopted the M.B.A. Holdings, Inc. Employee Stock Incentive Plan for the Year 2004 and on July 7 2004, the M.B.A. Holdings. Inc. Employee Stock Incentive Plan for the Year 2004 -B. These plans have the purpose of advancing the business and development of the Company and its shareholders by affording employees of the Company the opportunity to acquire an equity interest in the Company. Under the terms of the plans, employees are granted options to purchase Company stock at specified prices. The plan is administered by the Compensation Committee of the Board of Directors and is authorized to grant options for up to 128,000,000 shares of the common stock of the Company. As of July 31, 2005, the Company has granted options for a total of 105,775,000 shares to selected employees. Compensation expense of $269,250 and $351,677 was recorded in connection with these transactions in the three and nine months ended July 31, 2005, respectively. In the three and nine months ended July 31, 2004, $202,677 and $253,582 respectively was recorded as compensation expense relating to this stock option plan. As of July 31, 2005, there were 4,750,000 options outstanding under this plan.

On that same date, the Company also adopted the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004 and the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004-B. The Company seeks to motivate, retain and attract highly competent directors and consultants to advance the business and development of the Company and its shareholders by affording directors and consultants the opportunity to acquire an equity interest in the Company. Under the terms of the plan, directors and consultants are granted options to purchase Company stock at specified prices in return for their services to the Company. The options include a deferral option that allows the director/consultant to defer delivery of the stock retainer. The plan is administered by the Compensation Committee of the Board of Directors and is authorized to grant options for up to 22,000,000 shares of the common stock of the Company. As of July 31, 2005, the Company has granted options for a total of 9,277,000 shares to selected directors/consultants. Compensation expense of $90,530 and $323,334 was recorded in connection with these transactions in the three and nine months ended July 31, 2005, respectively. In the three and nine months ended July 31, 2004, $ 0 and $121,541 respectively was recorded as compensation expense relating to this stock option plan. As of July 31, 2005 there were 2,100,000 options outstanding under this plan.

10.	SIGNIFICANT CUSTOMERS

In 2004 a major manufacturer accounted for $1,750,893 of VSC revenues or 33% of the 2004 Net Commission Income. The contract with the manufacturer was not renewed at its expiration on December 31, 2004. The Company is seeking ways to replace this business through acquisitions and other avenues.

11.	COMMITMENTS AND CONTINGENCIES

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

The Company and Heritage Warranty Insurance RRG, Inc. have terminated the Administration Agreement and Profit Sharing Agreement dated September 1, 2000 as well as a Claims Reserve Account and a Second Amendment to Inboard Service Agreement dated October 31, 2002, subject to certain conditions, effective May 1, 2005. The Company has entered into an agreement with Capitol Assurance Risk Retention Group, Inc. to provide replacement coverage. The Company is working to achieve a seamless transition of its business to the new insurance company and has substantially achieved this objective as of July 31, 2005. The Company’s agreements with Old Republic Insurance Company, Warranty America, LLC, First Assured Insurance Company and AON Warranty Company remain in effect.

As a part of the acquisition of the second 50% of the equity in Blue Sky Motorcycle Rentals, Inc. (“Blue Sky”), the Company agreed to allow the continuation of an existing pledge of certain shares of Blue Sky common stock, representing 48% of the total outstanding common shares, to remain in place. The pledge secures a debt that is owed by the former Chief Executive of Blue Sky to an unrelated third party. In accordance with FASB Interpretation No. 45, the Company has increased its notes payable - long term by $78,600 to account for this indirect guarantee of the indebtedness of others.

12.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB published FASB Statement No. 123R, Share-Based Payment, (“FAS 123R”) which will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company is required to and will apply FAS 123R at October 31, 2005.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The Company has adopted FAS 153 at October 31, 2004.

On June 1, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. The Company will adopt FAS 154 at November 1, 2005.

13.	RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

FORWARD-LOOKING STATEMENTS:

This report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,”“expect,”“anticipate,” and “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in section 27A of the Securities and Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, and plans relating to our products or services, as well as assumptions relating to the foregoing. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Report, including the Notes to Condensed Consolidated Financial Statements (Unaudited) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences.

CRITICAL ACCOUNTING POLICIES

The Company has prepared the accompanying unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. The preparation of the financial statements requires the use of judgement and estimates that affect the reported amounts of revenues, expenses, assets and liabilities. The Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. The Company believes the following are its most critical accounting policies that affect significant areas and involve management’s judgement and estimates. If these estimates differ significantly from actual results, the impact to the Unaudited condensed consolidated financial statements may be material.

REVENUE RECOGNITION

The Company receives a single commission for the sale of each mechanical breakdown insurance policy (“MBI”) that compensates it both for the effort in selling the policy, and, in some cases, for providing administrative claims services as required. The Company has no direct liability for claims losses on MBI. It acts as the issuing insurance company’s agent in these transactions. The Company apportions the commissions received in a manner that it believes is proportionate to the values of the services provided. The revenues relating to policy sales are recorded in income when the policy information is received and approved by the Company. The revenues related to providing administrative claims services are deferred and recognized in income on a straight-line basis over the actual life of the policy.

A vehicle service contract (“VSC”) is a contract for certain defined services between the Company and the purchaser. The Company reinsures its obligations by obtaining an insurance policy that guarantees its obligations under the contract. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”, revenues and costs associated with the sales of these contracts are deferred and recognized in income on a straight-line basis over the actual life of the contracts.

SIGNIFICANT EVENTS

The Company has been a significant force in forming the National Motorcycle Dealers Association, LLC (NMDA) and has been appointed to provide management and administration of the Association. NMDA will provide products and services for the Association members including Extended Motorcycle Warranties for New and Used Motorcycles, ATV’s and Trailers, New Motorcycle Manufacture’s Factory Warranties, Motorcycle leasing and financing, Gap Coverage, Credit Life/Accident Health Insurance, Family Hospitalization Insurance for Dealerships and their Families, Rental Insurance for Dealer Motorcycle Rental Programs and Software, Garage keepers Insurance Program, Liability and Collision Insurance for Motorcycle and Autos for the dealer and their customers, an Association Credit Card, Dealership Credit Card Processing, 401(k) Retirement Programs, Roadside Assistance Programs, Tire and Wheel Protection, Business Forms, Communication Services and a Prepaid Legal Program. Membership will be required to participate in these programs and the Company will be compensated through management fees and product sales commissions. The NMDA's aggregation of many programs represents a rare opportunity for the Company and its partners to achieve business synergies and a market edge not previously available to them. NMDA has terminated its relationship with Wildside Motorcycles, Inc. and is pursuing the motorcycle rental software business with internally developed products.

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

As a part of the acquisition of the second 50% of the equity in Blue Sky Motorcycle Rentals, Inc. (“Blue Sky”), the Company agreed to allow the continuation of an existing pledge of certain shares of Blue Sky common stock, representing 48% of the total outstanding common shares, to remain in place. The pledge secures a debt that is owed by the former Chief Executive of Blue Sky to an unrelated third party. In accordance with the Interpretation of FASB Statements 5, 57 and 107 and the rescission of FASB Interpretation No.34, the Company has increased its notes payable - long term by $78,600 to account for this indirect guarantee of the indebtedness of others.

In May 2005, the Company acquired a 50% membership interest in iDigital, LLC (“iDigital”) in exchange for common shares of the Company. iDigital is the purveyor of a line of specialty marketing products that are designed to be given to customers as a personal memento of their recent experience with a company’s products, like motorcycle rentals and other purchases.

The Company also purchased all of the assets of Street Eagle, Inc., Rent2Ride Nationwide, Inc. and Rent2Ride Arizona, Inc. (the “Street Eagle Companies”) for cash and notes payable over the next twelve months. The Street Eagle Companies are the owners of motorcycle rental software, web sites, registered domain names, trademarks and other software items. In addition, the Street Eagle Companies have substantially developed the documentation as a franchisor of its motorcycle rental concept. The Company expects to integrate this software with its motorcycle rental operations and to market it to others through NMDA.

The Company has incurred approximately $828,000 in Goodwill in connection with the acquisition of its subsidiaries as of July 31, 2005.  In reviewing the anticipated effective life of the Goodwill in question, management of the Company has elected to amortize the Goodwill over a period of five years.

In July 2005, the Company purchased all of the assets of Liberty Motorcycle Rentals, LLC. The purchase price included cash, stock, the assumption by the Company of certain indebtedness relating to motorcycle assets and a note bearing interest at the rate of 7% after the first year and payable solely from a percentage of the gross revenues derived from the rental of the motorcycles that were acquired.

In addition, the Company purchased all of the assets and common stock of Escape Eagles, Inc. (“Escape Eagles”) for a purchase price consisting of cash and notes payable over a four-year period. Escape Eagles operates a rental facility in Las Vegas, NV that has been associated with both Blue Sky and the Street Eagle Companies in the past.

As discussed in Note 11, the Company and Heritage Warranty Insurance RRG, Inc. have terminated the Administration Agreement and Profit Sharing Agreement dated September 1, 2000 as well as a Claims Reserve Account and a Second Amendment to Inboard Service Agreement dated October 31, 2002, subject to certain conditions, effective May 1, 2005. The Company has entered into an agreement with Capitol Assurance Risk Retention Group, Inc. to provide replacement coverage. The Company has achieved a seamless transition of its business to the new insurance company. The Company’s agreements with Old Republic Insurance Company, Warranty America, LLC, First Assured Insurance Company and AON Warranty Company remain in effect.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JULY 31, 2005 AND 2004

NET REVENUES

Net revenues for the fiscal quarter ended July 31, 2005 totaled $1,529,000, up $226,000 from the $1,303,000 recognized in the quarter ended July 31, 2004. The increase is the result of the Company’s motorcycle rental operations beginning to contribute revenues and from an increase of $50,000 in brokerage revenues.

OPERATING EXPENSES

Operating costs increased to $2,324,000 in the quarter ended July 31, 2005 up $710,000 from the $1,614,000 expended in the quarter ended July 31, 2004. The increase is the result of an additional provision for uncollectible accounts that was made in the period and to added expenses in connection with the acquisition of the Street Eagle Companies, Escape Eagles and iDigital. In addition, the continued in-house development of the motorcycle rental software has caused a significant increase in programming expenses.

OTHER INCOME (EXPENSE)

Total other (expense) increased in the quarter ended July 31, 2005 to $16,000 from $7,000 as a result of the incurrence of miscellaneous costs associated with both the acquisitions and the contract terminations discussed above.

INCOME TAXES

There was no provision for income taxes in the quarter ended July 31, 2005 because the Company has already recovered all federal income taxes paid in prior years to the extent available.

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 2005 AND 2004

NET REVENUES

The downward trend in revenues that has been noted in prior periods continued in the nine months ended July 31, 2005 with net revenues down $414,000 from the comparable nine months in 2004. The Company did experience positive revenue contributions from the newly acquired entities and a small increase in brokerage and administrative revenues.

OPERATING EXPENSES

Operating costs, fueled by the cost associated with the acquisitions, increased to $5,273,000 in the nine months ended July 31, 2005 up $580,000 from the $4,693,000 expended in the nine months ended July 31, 2004. The increase was experienced primarily in the costs of motorcycle rentals and insurance premiums, in salaries and wages and in professional fees. These costs increased as staff was added to handle the new motorcycle operations and programming efforts to complete the in-house motorcycle rental software. In addition, a larger than normal provision for uncollectible accounts was made in the period.

OTHER INCOME (EXPENSE)

Other expense increased in the nine months ended July 31, 2005 by approximately $50,000 from the comparable 2004 period. The nine-months ended July 31, 2005 include a series of miscellaneous costs associated with both the acquisitions and the contract terminations discussed above. The comparable 2004 period did not include these expenses but did include $37,000 of other fee income that was negotiated when an insurance company elected to have its policies serviced by a third party.

INCOME TAXES

There was no provision for income taxes in the nine months ended July 31, 2005. The comparable 2004 period contained a deferred tax provision that was recorded in recognition of changes in the temporary differences created by the fluctuations in the deferred revenue and deferred cost balances. As the realization of deferred tax assets is now considered doubtful, a valuation allowance has been provided to eliminate that asset in both the current and prior periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred significant losses during the past fiscal year and has experienced additional losses in prior years. A related party has advanced funds on demand notes and through the deferral of rent payments and funds have been obtained from the issuance of stock options in order to overcome working capital deficiencies during the year. In January 2004, the Company granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. The lack of continuing working capital infusions could affect future operations. Accordingly, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss in the first three quarters of 2005 and expects such losses to continue further into 2005. The Company is pursuing the development of NMDA, Blue Sky and of other warranty products in its ongoing efforts to stem the losses.

COMPARISON OF JULY 31, 2005 AND OCTOBER 31, 2004

Working capital at April 30, 2005 consisted of current assets of $3,629,000 and current liabilities of $5,068,000, or a current ratio of 0.72: 1. At October 31, 2004 the working capital ratio was 0.85: 1 with current assets of $4,277,000 and current liabilities of $5,017,000. The ratio did not improve during this quarter because of a continuing demand for funds to support the growth efforts of NMDA and the motorcycle rental operations. Loans from the Company’s principal shareholder and funds derived from the exercise of stock options have funded this growth and continuing operations.

Deferred Revenues decreased $1,559,000 while Deferred Direct Costs decreased $1,413,000 from balances at October 31, 2004. Deferred revenues consist of unearned VSC gross sales and estimated administrative service fees related to MBI policies. Deferred direct costs are costs that are directly related to the sale of VSCs. The change results from the overall decline in extended warranty sales that have been experienced over the last several quarters and from changes in the contract terms of contracts in the deferral pool.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of July 31, 2005, the amount owed to insurance companies increased $239,000 from the balance at October 31, 2004. The Company’s accounts receivable are principally amounts due from insurance companies for claims payments made by the Company. As of July 31, 2005, accounts receivable increased $295,000. The changes in these balances are due to differences in the timing of payments received from and remitted to the insurance companies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company does not underwrite its own policies, a change in the current rates of inflation is not expected to have a material effect on the Company. Nevertheless, the precise effect of inflation on operations cannot be determined.

Under the terms of the Company’s VSC contracts that are reinsured with highly rated insurance companies such as Old Republic Insurance Company and Heritage Warranty Mutual Insurance Risk Retention Group, Inc., the Company is primarily responsible for liability under these contracts. In the unlikely event that the third party reinsuring companies were unable to meet their contractual commitments to the Company, the Company itself would be required to perform under the contracts. Such an event could have a material adverse effect on the Company’s operations.

A portion of the Company’s interest bearing outstanding debt is tied to the prime rate and therefore presents some interest rate risk. The Company would incur an additional $3,000 of interest expense for each 1% change in the prime rate. The Company does not consider this risk to be excessive.

ITEM 4.	CONTROLS AND PROCEDURES

In the quarter ended July 31, 2005, we did not make any significant changes in, nor take any corrective actions regarding our internal controls or other factors that could significantly affect these controls. We lost the services of our assistant controller at the end of the fiscal year ended October 31, 2004 and have recently hired a replacement.

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

The Company issued 2,025,000 unregistered shares in connection with acquisitions.

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

Form 8-K Current Report was filed May 19, 2005. This Current Report stated that the Company had acquired a 50% interest in iDigital, LLC and all of the assets of the Street Eagle Companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

M.B.A. HOLDINGS, INC.

Dated: September 21, 2005	By:	/s/ Gaylen Brotherson

Gaylen Brotherson Chairman of the Board and Chief Executive Officer

Dated: September 21, 2005	By:	/s/ Dennis M. O’Connor

Dennis M. O’Connor Chief Financial Officer