Form 10-K
period 2005-10-31
M B A HOLDINGS INC
filed 2006-02-13
CIK 1097273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number:  000-28221

M.B.A. HOLDINGS, INC.
(Exact name of business issuer as specified in its charter)

Nevada	87-0522680
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9419 E. San Salvador, Suite 105
Scottsdale, Arizona	85258-5510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (480) 860-2288

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0001 stated value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of April 30, 2005, the aggregate market value of shares held by non-affiliates of the registrant as reported on NASDAQ, was $10,737,690.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 31, 2005, there were 209,871,980 shares of the issuer’s common stock issued and 209,555,980 outstanding.

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

FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005

PART I

Item 1.	Business

M.B.A. Holdings, Inc. (the “Company”), through its wholly owned subsidiary, Mechanical Breakdown Administrators, Inc., markets and administers vehicular mechanical breakdown insurance (“MBI”) policies and sells contracts for repair services to vehicles (“VSCs”). The MBI policies and VSC contracts are for the repair of automobiles, light trucks, recreational vehicles, motorcycles, boats and certain automotive components. In certain states, the insurance regulations prohibit the Company from directly selling either MBI policies or VSC contracts. In those states, the Company, through its principal shareholders, services its customers by acting solely as an insurance broker in the sale of MBI policies. The claims administrative responsibilities associated with those policies are assumed by the issuing insurance company. The Company is compensated for its services through the payment of a commission.

Through its subsidiary National Motorcycle Dealers Association, LLC (“NMDA”), the Company sells memberships in NMDA and extended warranties for new and used motorcycles, ATV’s and trailers. NMDA also provides Gap Coverage, Credit Life/Accident insurance, Health insurance and Family Hospitalization insurance for Dealership owners, employees and their families. As an additional benefit of membership, NMDA offers rental insurance and software for Dealer Motorcycle Rental Programs, a Garage Keepers insurance program, Liability and Collision Insurance for the dealer and their customers, an Association Credit Card, a 401(k) Retirement Program, a Roadside Assistance Program and many other benefits including member discounts on advertising and trade show exhibits.

During 2005 the Company continued its expansion into the motorcycle arena by purchasing an initial fifty percent (50%) equity interest in Blue Sky Motorcycle Rentals, Inc. (“BSMR”) in December 2004. This was followed by the purchase of the remaining fifty percent equity interest in April 2005. BSMR is a Colorado corporation that serves the motorcycle rental industry through the rental of its motorcycles and through its internet web sites that offer a reservation system to those desiring to rent motorcycles throughout the southwest. BSMR has licensed its name and business plan to motorcycle rental stores located within the southwestern United States and plans to continue that expansion throughout the country in the years to come. As discussed under the heading “Motorcycle Rental Locations,” the Company has experienced difficulties in integrating the BSMR Denver, Colorado location into the corporate entity and has decided to close this location.  Also during fiscal 2005, the Company purchased the assets of Street Eagle, Inc., Rent2Ride Nationwide, Inc. and Rent2Ride Arizona, Inc. (“R2R”). The R2R companies are engaged in the motorcycle rental business in Hawaii and are the owners of computer software that is specifically designed to be used in a motorcycle rental location. The R2R purchase gave the Company access to this series of specialty programs that it intends to incorporate into its own and its licensed locations. In July 2005, the Company completed the 2005 acquisition plan with the purchase of two additional motorcycle rental locations, Escape Eagles, Inc. in Las Vegas, Nevada and Worldwide Motorcycle Rentals, LLC in Tempe, Arizona.

Mechanical Breakdown Insurance

The Company acts as an agent for insurance companies and sells their MBI policies. In addition, it provides marketing educational/support services and arranges for sub-agents to sell the policies. After the sale, the Company provides third-party administrative policy services (claims adjudication, cancellation processing and technical computer services) for certain of the policies sold by the Company or its sub-agents. The MBI policies are contracts of insurance for repair services to vehicles that are entered into between the insurance companies and the ultimate consumer/purchaser. The insurance company is directly liable for the costs of claims that arise under the terms of the insurance policy. The Company currently has agency and/or servicing agreements with Old Republic Auto Services Insurance Company, Warranty America, LLC. and Capital Assurance Risk Retention Group Incorporated.

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

For the years ended October 31, 2005, 2004, and 2003, the net revenues related to sales, including sales acting only as a broker, and servicing of MBI policies represented approximately 84%, 40% and 50%, respectively, of the Company’s MBI and VSC net revenues less direct acquisition costs of vehicle service contracts.

Vehicle Service Contracts

The Company markets and administers VSC programs that supplement the manufacturer’s warranty and enhance the profitability of the sale of automobiles, light trucks, recreational vehicles, motorcycles, boats and automotive components. These contracts are sold principally through dealerships. A VSC is a contract between the Company and the consumer/purchaser that offers repair coverage for periods ranging from one (1) to eighty-four (84) months and/or with mileage limitations ranging from 1,000 to 100,000 miles. The coverage is for a broad range of possible failures of mechanical components that may occur during the term of the contract. The coverage is supplemental to the manufacturers’ warranty. The Company is primarily responsible for the administration of the contract and related claims during the life of the contract.

At the time a VSC is sold, the Company purchases an insurance policy that insures its liability. This coverage provides indemnification to the Company against loss resulting from service contract claims. The insurance protection is provided by highly rated independent insurance companies including Heritage Warranty Mutual Insurance RRG, Inc., Old Republic Insurance Company and Warranty America, LLC.

For the years ended October 31, 2005, 2004, and 2003, the net VSC revenues less direct acquisition costs related to sales and servicing of VSCs represented approximately 16%, 60% and 50%, respectively, of the Company’s MBI and VSC net revenues less direct acquisition costs of vehicle service contracts. The relative change in VSC revenues as a percent of total business written is the result of changes in state laws that allow the sale of VSC contracts and a change in the business pattern of sales involving commission only contracts that are sold without administrative and claims services.

Virtual Private Network

The Company has developed a computerized sales system using the Internet that it calls its Virtual Private Network (“VPN”). The VPN enables financial institutions, dealerships and the general public to obtain individualized policy/contract pricing using their personal computer. The system user provides the VPN with the vehicle identification number of the vehicle being insured together with a few other specific data items. The VPN returns an accurate premium quotation and provides the customer with the ability to purchase the policy/contract on line. When an Internet purchase is made, the system transmits the completed application, approval and policy data directly to the financial institution/dealership/purchaser and prints the insurance policy itself on an on-site printer. The information gathered in the quotation process is transmitted directly to the Company’s policy management system. Payments for Internet sales are accomplished either by credit card or by a billing to the financial institution/dealership.

National Motorcycle Dealers Association, LLC

NMDA was formed to assist Motorcycle Dealer Members in being professional, successful, and profitable businesses through special services, products and programs. NMDA will also take a very active roll in education and legislation to help our members achieve their business and personal goals.

This Association is open to the tens of thousands of Motorcycle Dealers in the United States and Canada. There is an annual membership fee. The Association offers products and training to its members and brings many benefits and programs to aid the Motorcycle Dealer. NMDA brings the purchasing power and the voice of its many members to aid the individual privately-owned Motorcycle Dealership. MBA Holdings provides management and administration of the Association.

The Association also offers an affiliate membership program open to manufacturers of motorcycles, motorcycle component manufactures, suppliers, distributors, finance institutions, insurance agencies, insurance companies, industry associations, trade press, publications and motorcycle software vendors. The affiliate program will also have a membership fee each year.

Motorcycle Rental Locations

BSMR and its affiliates Rent2Ride, LLC (“R2R”), Escape Eagles, Inc. (“EE”) and WorldWide Rentals, LLC (“WW”) currently operate Company owned and consult with BSMR licensed motorcycle rental locations in California, Arizona, Nevada, New Mexico, Hawaii and Utah.  The Company has experienced difficulties integrating the Denver, Colorado store operations into the corporate entity and has decided to close that location because of this and because it has experienced operating losses. The Company is seeking a qualified licensee to assume responsibility for the operation of a Denver, Colorado location. The current location will remain closed until such time as a suitable licensee can be brought into that area. The Company has elected to write off and/or relocate the Denver, Colorado assets in recognition of this decision. The other Company owned locations in Las Vegas, NV and Tempe, AZ have been successfully brought into the corporate environment and profitable operations are expected in Fiscal 2006.

The motorcycle rental business is seasonal in nature in that sales increase in times of favorable weather and decline when weather conditions are more adverse. To offset this seasonality, the Company expects to move its rental assets with the seasons change to its owned and/or licensed locations where the weather factors are more appropriate for motorcycle riding.

Significant Customers

The Company had no single significant customers during 2005. In 2004 a major manufacturer accounted for $1,750,893 of VSC revenues or 33% of the 2004 VSC sales. During 2003, a national insurance brokerage firm accounted for $2,433,000 of VSC sales while another major customer accounted for $1,673,000 of 2003 VSC sales. These two firms combined accounted for 77% of all 2003 VSC sales. The Company services these accounts under contracts that are subject to renewal annually.

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

National Motorcycle Dealers Association, LLC has no direct competitors in its market area and provides a bundle of services that are not generally offered from a single source. The products do compete individually with a wide range of offerings from other firms.

The motorcycle rental locations face local competition in most areas but benefit considerably from the use of customized internet sites for both reservations and accounting.

Sales

The number of MBI and VSC policies and contracts sold annually during the last three fiscal years are:

Number of
Policies and
Time Period	Contracts

For the twelve months ended October 31, 2005	2,084
For the twelve months ended October 31, 2004	3,957
For the twelve months ended October 31, 2003	4,858

The decline in the numbers of policies and contracts sold is due to a loss of market share by the Company’s associated credit unions and to the loss of a single major customer in the fiscal year 2004. The loss by the credit unions is due to increased competition for the financing of vehicle sales and the extended warranties that are sold at the time of financing. The loans by the vehicle manufacturers including zero interest rate loans and cash refunds have changed the manner in which vehicle buyers finance their purchases of both the vehicle and the extended warranty program. The customer loss was the result of increased price competition in the marketplace.

The Company will continue to look for ways to increase sales including strategic alliances with vehicle sellers and others, the inclusion of other types of mechanical equipment such as watercraft and off-road vehicles, the further expansion of its VPN system to more directly reach the ultimate consumer with its product information and from its efforts to expand the economic presence of the National Motorcycle Dealers Association, LLC and the motorcycle rental locations.

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

The Company makes every effort to comply with all applicable statutes and regulations. Nevertheless, it cannot be assured that its interpretations, if challenged, would be upheld by a court or regulatory body. On each occasion that the Company has been notified that it is not in compliance with state regulation, the Company has been able to take the steps necessary to achieve compliance directly or by working through others.

In the event the Company’s authorization to do business in a specific state is challenged successfully, the Company may be required to cease operations in that state and could suffer financial sanctions. These actions, should they occur, could have materially adverse consequences and could affect the Company’s ability to continue operating. However, within the framework of current statutes, the Company does not believe that this is a present concern.

Employees

The Company and its subsidiaries employed 21 individuals at October 31, 2005 and 13 at October 31, 2004. There are no external sales persons but the Company engages approximately 15 direct commission agents. The Company has assigned three individuals to handle customer inquiries that many times result in direct sales. The remainder of the staff is assigned to the management and support departments including: claims adjudication, data entry, information systems, finance and administration.

The Company is not a party to a collective bargaining agreement.

Item 1A.	Factors Affecting Future Performance

In connection with the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Annual Report on Form 10-K) and oral statements made by or on behalf of our employees and representatives that may contain “forward-looking statements” within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause consequences that differ materially from that referred to in such forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations and are inherently uncertain and difficult to predict. The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance. You are cautioned that we do not have a policy of updating or revising forward-looking statements, and thus you should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

The Company incurred significant losses during the current fiscal year and has experienced additional losses in prior years. The Company has obtained funds and covered negative operating cash flow through the exercise of stock options, from the use of common stock to pay for consultant and other services and from a related party who has advanced funds on demand notes and through the deferral of rent payments (See Note 4) in order to overcome working capital deficiencies during the year. There is no assurance that additional funds will be available when additional working capital is required. Based upon the foregoing, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss in November and December 2005 and expects such losses to continue into 2006. The Company is attempting to reverse this downward trend with its motorcycle rental operations, with increased marketing contacts with other Internet vendors and with further expansion into the motorcycle market through its subsidiary, National Motorcycle Dealers Association, LLC and its Street Eagle licensed dealerships.

The Company has experienced material weaknesses in its systems of internal control and has established a committee of the Board to evaluate and recommend changes to those controls.  See Item 9A.

The public stock markets experience extreme price and trading volume volatility, particularly in the lower priced securities sectors of the market. This volatility has significantly affected the market prices of securities of many companies for reasons often unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our business and our products are subject to increasing regulation in key territories of content, consumer privacy and online delivery. If we do not successfully respond to these regulations, our business may suffer.

We focus on creation of shareholder value over time, and we intend to make decisions that will be consistent with this long-term view. As a result, some of our decisions, such as whether to make or discontinue operating investments, manage our balance sheet and capital structure, or pursue or discontinue strategic initiatives, may be in conflict with the objectives of short-term traders. Further, this could adversely affect our quarterly or other short-term results of operations.

We have not paid any cash dividends on our common stock nor do we anticipate paying cash dividends in the near future.

Item 2.	Properties

The Company’s executive offices are located in leased premises at 9419 E. San Salvador Drive, Suite 105, Scottsdale, Arizona. The Company leases approximately 15,000 square feet from Cactus Family Investments, LLC, a firm in which the Company’s Chief Executive Officer and Vice President are principals. The current lease had an original five-year term that expired December 31, 2003. The Company has entered into a lease extension agreement that provides for a month-to-month rental pending renegotiation. The original lease provided for annual base rent payments ranging from $212,000 to $276,000. The lease extension requires monthly payments equal to that required in the last month of the original lease (Approximately $24,000 per month to be reduced by a credit for the approximately 4,000 square feet that were sublet to a new tenant in January 2006). (See Item 14 - Certain Relationships and Related Transactions).

The Company leases store and garage spaces in Tempe, AZ and Las Vegas, NV from unrelated lessors at competitive market rates. (See Note 9 to the financial statements.)

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

The Company has been notified by its legal counsel that the dispute with one of its associated insurance companies over alleged wrongdoing, an alleged breach of its Administrative Agreement and over reimbursement for claims and cancellations expenditures has been resolved with the execution of a Settlement Agreement. The Company had no further expense in connection with the settlement.

The Company has been named as a party to a lawsuit involving the plaintiff and the former owner of BSMR. The complaint alleges that the Company and the former owner of BSMR improperly utilized certain assets of the plaintiff as security for its borrowings. As of the date of this report, the Company's legal counsel is in discovery and is not able to offer an opinion as to the likely outcome.  The Company has responded to the complaint by denying the allegations and intends to vigorously pursue all defenses available.

The Company has received a letter from an attorney representing the former owner of BSMR that alleges wrong doing, including securities violations, on the part of the Company and contends that certain of the representations and warranties made at the time of the purchase of BSMR were incorrect. The Company denies the allegations and contends that the former owner of BSMR misrepresented the ownership and location of BSMR’s assets and misled the Company concerning the amount of BSMR’s liabilities. The former owner has refused to transfer ownership of all of BSMR’s assets to the Company. The Company has unilaterally terminated its eight-year consulting contract with the former owner of BSMR and believes that it has no further obligations thereunder. At the direction of the Board of Directors of the Company, a subcommittee has been formed to vigorously pursue the location and title to the BSMR assets and to use all defenses available to answer any formal complaint received. To this end, the subcommittee has retained a legal firm to represent it in this matter and to pursue all possible claims against the former owner. At the time of filing of this document, no formal complaint has been received relating to this matter.

Based on the information presently available, management does not believe the settlement of any such claims or lawsuits will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters voted on during the fourth quarter.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock has been reported in NASDAQ, and currently is reported on NASDAQ’s OTC: BB under the trading symbol “MBAH”. As of October 31, 2005, there were 209,871,980 common shares issued and 209,555,980 outstanding. On that date, the closing bid price for the Company’s common stock, as reported by NASDAQ was $0.0507. The following is a summary of the price range of the Company’s common stock during its 2005 and 2004 fiscal years:

Common Stock	Bid
	High	Low
Quarter of Fiscal 2005
First	0.376	0.119
Second	0.188	0.062
Third	0.082	0.032
Fourth	0.068	0.024

Quarter of Fiscal 2004
First	0.158	0.149
Second	0.277	0.040
Third	0.086	0.005
Fourth	0.117	0.003

The Company has never paid cash dividends on any shares of its common stock, and the Company’s Board of Directors intends to continue this policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company’s business. Future dividend policy will depend upon the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

Equity Compensation Plan Information
Number of Securities
remaining available
	Number of Securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options	outstanding options	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	6,150,010	$0.05	14,525,000

Equity compensation
plans not approved by
security holders	None	None	None

During the fiscal year ended 2005, the Company issued 42,328,716 registered and 46,275,000 unregistered common shares.

Item 6.	Selected Financial Data

Fiscal Year ended October 31,	2005	2004	2003	2002	2001

Net revenues	$4,886,542	$5,743,547	$5,628,408	$5,935,478	$16,468,434
Net (loss) income	(7,855,486)	(1,209,455)	(1,785,460)	(847,797)	(212,546)
Net (loss) income per common share (basic)	(.04)	(.02)	(.08)	(.04)	(.01)
Total assets	6,841,954	8,650,262	9,747,162	11,212,975	9,423,030
Long-term obligations	491,691	3,116	8,301	–	8,077
Cash dividends declared per common share	–	–	–	–	–

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

This discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The selected financial information is derived from the Company’s historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.

Critical Accounting Policies

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth below, discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at that date and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for deferred tax assets, the carrying value of goodwill and the collectability of accounts receivable. In addition, we consider the potential impairment of our long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results and one that requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

Revenue Recognition - Net revenues includes the commissions earned on sales of MBI, fees for providing administrative claims services related to the MBI sold and revenues related to the sales and servicing of VSC.

The Company receives a commission from the sale of each MBI policy. That commission is payment for marketing the policy and, in some instances, for providing administrative, claims and cancellation services. The Company has adopted Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” It recognizes the revenue earned from each MBI policy on which it is obligated to provide administrative, claims and cancellation services on a straight-line basis over the term of that policy.

Customers generally have the right to cancel their policy or vehicle service contract at any time. When a customer cancels the policy or contract, the unused portion of the policy or contract premium is returned to the customer after deduction of a cancellation fee. The Company, the insurance companies, and the sub-agents (if applicable) repay their unearned balance on the policy to the customer. The cancellation fee is retained entirely by the Company. When a policy is cancelled, the Company records the Company’s portion of the cancellation repayment (net of any cancellation fee received) as a reduction or increase (as applicable) in total revenues.

VSCs are contracts between the Company and the purchaser. The Company insures its obligations by obtaining an insurance policy that guarantees the Company’s obligations under the contract. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”, revenues and costs associated with the sales of these contracts are deferred and recognized in income on a straight-line basis over the actual life of the contracts.

Revenues from motorcycle rentals that are in progress at the end of an accounting period are recognized pro rata based upon the number of days of the rental that occur in each accounting period.

Deferred Income Taxes - Deferred income tax is recorded based upon differences between the financial statement and tax basis of assets and liabilities using income tax rates currently in effect. The decline in the number of contracts sold and the losses that the Company has experienced in both the current year and prior years have placed serious doubt on the Company’s ability to realize the value of the deferred income tax assets that were recorded in earlier years. Accordingly, a valuation allowance equal to 100% of the value of the deferred income tax asset has been provided.

The Company evaluates the carrying value of goodwill and other intangible assets at the end of each reporting period and reduces the carrying values as appropriate. The collectability of accounts receivable is evaluated monthly and amounts determined to be uncollectible are charged to expense at that time.

The Company will continue to evaluate its critical accounting policies and adjust them as circumstances dictate.

Results of Operations

Comparison of Fiscal Year 2005 and Fiscal Year 2004

Net Revenues

Net revenues for the year ended October 31, 2005 declined $857,000 from the $5,744,000 earned in fiscal 2004. The decline represents a continuation of the trend that the Company has experienced in the last several years as the major vehicle manufacturers become increasingly larger factors in the vehicle finance marketplace. Further, the growth that the Company expected from its NMDA and motorcycle rental locations did not materialize in fiscal 2005.

The Company has also experienced changes in its marketplace as various states have legislated against Vehicle Service Contracts in their entirety. The best information available to the Company is that state insurance departments have been systematically tightening the regulation of the warranty industry in an effort to provide further protections to their citizens. While these efforts are commendable on their face, they have seriously impacted the Company’s ability to do business in certain markets by forcing it to offer the more expensive, and thus less competitive, insured product to its customers.

The Company has recognized this trend and has begun moving outside of its traditional warranty markets in an effort to maintain the revenue streams. Unfortunately, such directional changes are very expensive and time consuming.

The motorcycle rental operations have been in the start up stage during the fiscal year ended October 31, 2005. This is especially true of the Company owned operations in Tempe, Arizona and Las Vegas, Nevada where the heat of the summer season has constrained the growth of those revenues to $442,000 for fiscal 2005, their initial year.

Operating Expenses

The Company’s operating expenses in fiscal 2005 totaled $12,664,000, up $5,719,000 from the $6,945,000 incurred in fiscal 2004. These costs included among other items, a charge that recognized the market value of the issuance of shares of the Class B Non-Convertible Preferred Stock (the “Class B preferred”) ($4,300,000), the Blue Sky Motorcycle Rentals, Inc. closure of the Denver, Colorado operations and the write off of the goodwill associated with that closure ($1,316,000) and the increased costs of computer consultants hired to complete the motorcycle related projects ($210,000). These increases were offset, in part by the Company’s continuing effort to reduce cost wherever possible.

As reported within this document, the Company Chief Executive, in response to concerns expressed by a number of shareholders, elected to exercise a portion of the conversion options that were included with his purchase of shares of the Class A Convertible Preferred Stock (the “Class A preferred”) and to donate the remainder of those shares back to the Company. He also purchased 2,000,000 shares of the Class B preferred that are non-convertible but carry preferred voting rights. The Company recorded a charge equal to the current market value of that transaction and has included the cost within the Professional Fees category in this report.

The Company has experienced difficulties integrating the Denver, Colorado store operations into the corporate entity and has decided to close that location because it has experienced operating losses and the former owner has refused to transfer ownership of all of BSMR’s assets to the Company (see Item 3 - Legal Proceedings). The Company is seeking a qualified licensee to assume responsibility for the operation of a Denver, Colorado location. The current location will remain closed until such time as a suitable licensee can be brought into that area. The Company has elected to write off and/or relocate the Denver, Colorado assets in recognition of this decision. The Company also entered into a Recission Agreement with the owners of First Eagle Group, LLC that called for the return of shares issued as a part of the purchase in return for certain concessions for services during the acquisition period. These costs are included in the current period operating expenses.

The decline in the numbers of policies sold in fiscal 2005 has resulted in a decline in several cost categories as the Company has adjusted its staffing and its consumption to meet these decreased levels. However, advertising costs have increased approximately $85,000 as the Company incurred costs in communicating the changes in the business with its shareholders and motorcycle rental related costs have increased accordingly.

Other Income (Expense)

Interest expense decreased to $30,000, down $16,000 from the $46,000 experienced in 2004 as the Company no longer has its line of credit available. Other miscellaneous income (expense) decreased $75,000 as certain contractual override payments were no longer available to it and other minor charges were recognized.

Comparison of Fiscal Year 2004 and Fiscal Year 2003

Net Revenues

Net revenues for the year ended October 31, 2004 totaled $5,744,000, an increase of $116,000 from the year ended October 31, 2003 net revenues of $5,628,000. The slight increase in net revenues is the result of the Company's efforts to maintain its market share through increased emphasis on internet sales and through continued service to its customers.  The Company is facing continued difficulties in maintaining its market share and is seeking further expansion into the motorcycle market through its subsidiary, National Motorcycle Dealers Association, LLC to provide future growth opportunities.

Operating Expenses

Operating expenses increased $30,000 to $6,945,000 in the year ended October 31, 2004 compared to the similar period ended October 31, 2003. Excluding VSC direct acquisition costs, operating expenses increased $203,000. The decrease in Direct Acquisition costs is primarily the result of the loss of a single customer who provided significant business at very low margins. The increase in all other operating cost occurred primarily in salaries and employee benefits and professional fees as the Company worked to develop the various programs and materials that are included within the mantel of the National Motorcycle Dealers Association, LLC. In addition, compensation expense was also incurred in 2004 from the issuance and exercise of stock options under the terms of the M.B.A. Holdings, Inc. Employee Stock Incentive Plan for the Year 2004 and the M.B.A. Holdings, Inc. Employee Stock Incentive Plan for the Year 2004-B.

Licenses and fees increased $40,000 in 2004 over the $21,000 expended in 2003 and Telephone expense decreased $77,000 from the $147,000 expended in 2003, as the Company was able to settle two disputes arising over software licensing and negotiated long distance billing rates. In both instances, the Company was able to achieve reasonable settlement terms to resolve the disputes.

Other Income (Expense)

Other income decreased $81,000 to $144, primarily as a result of the Company incurring interest expense on the line of credit borrowings and because the Company is no longer eligible to receive further contractual overrides from one of the insurance companies.

Income Taxes

Provisions for income taxes in the period ended October 31, 2004 reflect the fact that the Company is no longer able to carry back current year losses to recover federal income taxes paid in previous years. The period ended October 31, 2002 included provisions for such loss carry back. The Company received $431,000 during 2003 from the carry back of those prior year losses. The differences in the effective tax rates in fiscal 2004 compared to fiscal 2003 and 2002 is the result of changes in the deferrals, an increase in the valuation allowance to 100% and the receipt of the federal income tax loss carry back refund.

Significant Events

The Company has been a significant force in forming the National Motorcycle Dealers Association, LLC (NMDA) and provides management and administration of the Association. NMDA will provide products and services for the Association members including Extended Motorcycle Warranties for New and Used Motorcycles, ATV’s and Trailers, New Motorcycle Manufacture’s Factory Warranties, Motorcycle leasing and financing, Gap Coverage, Credit Life/Accident Health Insurance, Family Hospitalization Insurance for Dealerships and their Families, Rental Insurance for Dealer Motorcycle Rental Programs and Software, Garage keepers Insurance Program, Liability and Collision Insurance for Motorcycle and Autos for the dealer and their customers, an Association Credit Card, Dealership Credit Card Processing, 401(k) Retirement Programs, Roadside Assistance Programs, Tire and Wheel Protection, Business Forms, Communication Services and a Prepaid Legal Program. Membership will be required to participate in these programs and the Company will be compensated through management fees and product sales commissions. The NMDA’s aggregation of many programs represents a rare opportunity for the Company and its partners to achieve business synergies and a market edge not previously available to them.

In October 2004, NMDA entered into an agreement with Wildside Motorcycles, Inc. (Wildside) whereby NMDA exchanged a 20% membership interest for a 20% stock ownership of Wildside’s common stock. The parties have agreed to jointly market the software package that Wildside has developed for accounting for motorcycle rentals that enables individual motorcycle dealers to establish, account for and invoice their rental operations. Subsequent differences of opinion concerning operation and integration have caused the parties to rescind the agreement.

In December 2004, the Company acquired a 50% interest in Blue Sky Motorcycle Rentals, Inc. (Blue Sky) that operates a motorcycle rental business in Colorado and has licensed its business model to similar operations in Arizona, California, New Mexico, Nevada and Florida. In April 2005, the Company purchased the remaining 50%.  Its business plan envisions significant expansion into other vacation markets as well as motorcycle exchange programs among the participants to maximize the usage of the rental motorcycles.

Pending Accounting Standards

In December 2004, the FASB published FASB Statement No. 123 (R), Share-Based Payment, (“FAS 123 (R)”) which will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will apply FAS 123 (R) at November 1, 2005.  Adoption is expected to have no effect.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The Company has adopted FAS 153 at October 31, 2004, with no material operating effect.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (“FIN 46”) which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46-R”) to address certain FIN 46 implementation issues. The Company has determined that FIN 46 does not require the consolidation of Cactus Family Investments, LLC, an entity owned by the majority shareholders of the Company.

In May 2005, the FASB issued FAS 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this Statement in fiscal year 2006.

Liquidity and Capital Resources

Comparison of October 31, 2005 and October 31, 2004

The Company continues to incur significant losses as costs are incurred relating to the start up of the motorcycle operations and as continued efforts are expended to expand the warranty business. The Company has been relying on a related party to advance funds and to continue the deferral of rent payments. There is no assurance that additional advances will be made if additional working capital is required. The lack of continuing working capital infusions could affect future operations. Accordingly, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss in November and December 2005 and expects such losses to continue into the early months of 2006. The Company is pursuing the development of NMDA, its motorcycle rental operations and of other warranty products in its ongoing efforts to stem the losses.

Working capital at October 31, 2005 consisted of current assets of $3,383,000 and current liabilities of $4,733,000, or a current ratio of 0.71:1.  At October 31, 2004, the current ratio was 0.85:1 with current assets of $4,277,000 and current liabilities of $5,017,000.

As discussed elsewhere in this report, the Company has depended upon the proceeds from the exercise of stock options, the use of its common stock to pay its consultants and others and upon contributions of capital and the deferral of rents by its Chief Executive Officer and principal shareholder to provide funds to meet its obligations. That need for funds will continue into 2006.

Net cash used in operating activities was $1,197,000 in fiscal 2005 compared to the $1,586,000 used in fiscal 2004. The difference is primarily the result of differences in net deferred revenues and expenses. This occurred because the policy sales subject to deferral in fiscal 2005 were significantly less than in fiscal 2004. As a result, the amount reversing into income in fiscal 2005 became proportionately more significant. In addition, fiscal 2004 included a use of funds of $406,000 from the change in net premiums payable to insurance companies.

$578,000 of cash was used in investing activities in fiscal 2005 primarily for the purchase of the new motorcycle rental subsidiaries, while fiscal 2004 provided cash from the release of restricted cash of $273,000 and the proceeds from sale of investments of $117,000.

Cash provided by financing activities in fiscal 2005 decreased $16,000 from the $1,552,000 provided in 2004. The change was the result of less cash being provided by the exercise of stock options of $1,639,000 in 2005 versus $1,719,000 in 2004.  In addition, the Company received $148,000 on a note payable - officer.  These were offset by payments on notes and capital leases of $250,000 and $203,000 in 2005 and 2004, respectively.

Comparison of October 31, 2004 and October 31, 2003

The Company incurred significant losses during the 2004 fiscal year and has experienced additional losses in prior years. A related party has advanced funds on demand notes and through the deferral of rent payments (See Note 4) in order to overcome working capital deficiencies during the year. During 2004, the Company granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. The lack of continuing working capital infusions could affect future operations. Accordingly, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss in November and December 2004 and expects such losses to continue into the early months of 2005. The Company is pursuing the development of NMDA and of other warranty products in its ongoing efforts to stem the losses.

Working capital at October 31, 2004 consisted of current assets of $4,277,000 and current liabilities of $5,017,000, or a current ratio of 0.85: 1. At October 31, 2003, the current ratio was 0.75:1 with current assets of $4,825,000 and current liabilities of $6,412,000.

As of October 31, 2004, the Company’s cash position increased to $783,000 from $448,000 at October 31, 2003. The increase is the result of the Company's accumulation of cash derived from the exercise of stock options, as well as cash retained because consultant costs were paid with common stock.

Deferred direct costs, including both the current and non-current portions, decreased $1,175,000 to $7,360,000 at October 31, 2004 from $8,535,000 at October 31, 2003. Direct costs are costs that are directly related to the sale of VSCs. These costs are deferred in the same manner as are VSC revenue. The decrease is the result of a continuation of declining sales levels.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of October 31, 2004, the amount owed to the insurance companies decreased by $405,000 to $331,000 from $736,000 at October 31, 2003. The change is due to the timing of payments remitted to and reimbursements received from the insurance companies as well as the continuing decline in the numbers of contracts sold.

Deferred revenues, including both the current and non-current portions, decreased $1,379,000 to $8,501,000 at October 31, 2004 from $9,880,000 at October 31, 2003. Deferred revenue consists of VSC gross sales and estimated administrative service fees relating to the sales of MBI policies. The decrease is due to the continuing decline in sales volume in 2004.

The Company was operating with a working capital line of credit from Merrill Lynch that expired November 30, 2003. The Company has repaid this indebtedness in February 2004. The Company also received advances from related parties that are secured by a pledge of the unencumbered assets of the Company. As of October 31, 2004, the related party indebtedness decreased $100,000 to $416,000 from $516,000 at October 31, 2003. The Company’s ability to fund its operations over the short-term is not hindered by lack of short-term funding as the Chief Executive Officer and principal shareholder has provided additional funds as needed. The Company uses premiums received to pay agent commissions, to fund operations and to supplement claims payment advances provided by insurance companies to administer and pay claims. The Company believes its future operations may require advances from its principal shareholder, as well as other sources of working capital. There is no assurance that such advances will be made.

Contractual Obligations

Table of Contractual Obligations

	Payments Due By Period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years

Lease Obligations - 2005	$101,757	$59,581	$42,176	$–	$–
2004	$11,213	$8,203	$3,010	$–	$–

This Annual Report on Form 10-K contains certain forward-looking statements and information which we believe are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements contained herein can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts, are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. Examples of uncertainties that could cause such differences include, but are not limited to, the ability of the Company to attract and retain key personnel, the ability of the Company to secure additional capital to finance its business plan, and competition from other companies in the same industry. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 7A.	Qualitative Information about Market Risk

Since the Company does not underwrite its own policies, a change in the current rate of inflation is not expected to have a material effect on the Company. The precise effect of inflation on operations however cannot be determined.

The Company does not have any long-term receivables. Its notes payable consist predominately of either notes issued for the purchase of motorcycles at fixed rates or notes issued in connection with the acquisition of the subsidiaries that bear no interest. For these reasons, the Company has very little credit rate risk. The only debt instrument that carries a variable rate is the floor plan line of credit with First National Bank - Arapahoe Branch. The principal balance of that debt is $137,047. The interest rate of that debt is currently 14%. A change of 1% in the interest rate would change the annual interest expense by $1,370. Therefore, it too is not subject to significant interest rate risk.

The Company has a net loss of $7,855,486 for the twelve months ended October 31, 2005. This net loss is due to the Company recognizing the market value of its newly issued Class B Preferred stock as a current period expense, recognizing the cost of the write down of Blue Sky Motorcycle Rentals, Inc.’s Denver, Colorado operations and having a substantial decline in market share from increased competition. The future effect of this increased competition may have an adverse effect on future earnings.

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Index to Consolidated Financial Statements
for the years ended October 31, 2005, 2004, and 2003:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
M.B.A. Holdings, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of M.B.A. Holdings, Inc. and subsidiaries (the “Company”) as of October 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years ended October 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits consider internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2005,and 2004 and the results of its operations and comprehensive loss and its cash flows for the years ended October 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations, anticipates additional losses in the next year and has insufficient working capital as of October 31, 2005 to fund such losses. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from such uncertainty.

/s/ Semple & Cooper, LLP

Phoenix, Arizona
January 20, 2006

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2005 AND 2004

ASSETS	2005	2004

CURRENT ASSETS:
Cash and cash equivalents	$545,184	$782,848
Restricted cash	25,653	18,578
Accounts receivable	284,502	377,739
Prepaid expenses and other current assets	31,481	1,706
Deferred direct costs	2,496,606	3,096,094
Total current assets	3,383,426	4,276,965

PROPERTY AND EQUIPMENT:
Computer equipment	332,523	330,605
Office equipment and furniture	208,523	140,259
Vehicles and shop equipment	410,318	15,000
Leasehold improvements	80,182	80,182
Total property and equipment	1,031,546	566,046

Accumulated depreciation and amortization	(498,274)	(456,650)
Property and equipment - net	533,272	109,396

Deferred direct costs	2,925,256	4,263,901

TOTAL ASSETS	$6,841,954	$8,650,262

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2005 AND 2004

LIABILITIES AND STOCKHOLDERS’ DEFICIT	2005	2004

CURRENT LIABILITIES:
Net premiums payable to insurance companies	$349,000	$330,651
Notes payable - short term	458,695	–
Notes payable-officer	147,500	–
Accounts payable and accrued expenses	721,884	656,927
Accounts payable - officer	175,006	416,566
Capital lease obligations	9,828	7,059
Deferred revenues	2,871,093	3,606,028
Total current liabilities	4,733,006	5,017,231

Capital lease obligation - net of current portion	14,067	3,116
Notes payable less current portion	477,624	–
Deferred income taxes	12,802	12,802
Deferred revenues - net of current portion	3,356,602	4,895,266
Total liabilities	8,594,101	9,928,415

COMMITMENTS AND CONTINGENCIES	–	–
Minority interest in consolidated subsidiary	–	–

STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value; $.0001 stated value 100,000,000 shares authorized in 2005 and 2004 ; 2,000,000 Class B non-convertible preferred issued and outstanding in 2005, 2,000,000 Class A convertible preferred issued and outstanding in 2004	200	200
Common stock, no par value, $.0001 stated value, 350,000,000 shares authorized (post split) in 2005 and 800,000,000 authorized (post split) in 2004, 209,871,980 shares issued (post split) in 2005 and 121,268,264 shares issued (post split) in 2004 , 209,555,980 shares (post split) in 2005 and 120,952,264 shares (post split) outstanding in 2004	20,987	12,126
Additional paid-in-capital	9,805,836	2,433,205
Accumulated deficit	(11,523,670)	(3,668,184)

Less: 316,000 (post split) shares of common stock in treasury, at cost	(55,500)	(55,500)
Total Stockholders’ Deficit	(1,752,147)	(1,278,153)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,841,954	$8,650,262

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003

	2005	2004	2003

NET REVENUES:
Vehicle service contract gross income	$3,825,867	$5,384,993	$5,328,915
Net mechanical breakdown insurance income	334,036	55,827	1,931
Brokerage and administrative service income	238,469	302,727	297,562
Motorcycle rental and related revenues	441,598	–	–
Licensing and association fees	46,572	–	–
Total net revenues	4,886,542	5,743,547	5,628,408

OPERATING EXPENSES:
Direct acquisition costs of vehicle service contracts	3,717,995	4,856,281	5,029,185
Motorcycle rental and insurance premium expense	210,060	–	–
Salaries and employee benefits	1,169,003	1,259,624	1,036,242
Mailings and postage	40,221	14,683	17,932
Related party rent expense	264,156	291,755	311,912
Lease expense	74,125	9,574	13,842
Professional fees	5,324,159	171,099	132,232
Telephone	19,645	69,946	147,346
Depreciation and amortization	99,302	29,989	59,996
Merchant and bank charges	34,367	12,891	6,475
Insurance	40,636	14,947	21,587
Supplies	16,700	9,143	11,990
License and fees	9,290	60,941	21,493
Other operating expenses	328,449	144,164	104,578
Impairment of goodwill and other assets	1,315,731	–	–
Total operating expenses	12,663,839	6,945,037	6,914,810
OPERATING LOSS	(7,777,297)	(1,201,490)	(1,286,402)
OTHER INCOME (EXPENSE):
Finance fee income	4,164	15,519	21,476
Interest income	397	4,962	7,414
Interest expense	(29,936)	(46,128)	(13,924)
Other income (expense)	(52,814)	22,427	63,906
Realized gains on investments	–	3,364	2,914
Other income (expense) - net	(78,189)	144	81,786

(Continued)
See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003 (Continued)

	2005	2004	2003

LOSS BEFORE INCOME TAXES	(7,855,486)	(1,201,346)	(1,204,616)
INCOME TAXES (Note 6)	–	8,109	580,844
NET LOSS	$(7,855,486)	$(1,209,455)	$(1,785,460)

BASIC NET LOSS PER SHARE	$(0.04)	$(0.02)	$(0.08)
DILUTED NET LOSS PER SHARE	$(0.04)	$(0.02)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	192,660,233	69,951,024	21,851,924

WEIGHTED AVERAGE NUMBER OF COMMON AND DILUTIVE SHARES OUTSTANDING	192,660,233	69,951,024	21,851,924

Net loss	$(7,855,486)	$(1,209,455)	$(1,785,460)
Other comprehensive income net of tax:
Net unrealized gain (loss) on available-for-sale securities	–	–	5,537
Comprehensive loss	$(7,855,486)	$(1,209,455)	$(1,779,923)

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003

						Accumulated			Total
					Additional	Other	Retained		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Earnings	Treasury	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Stock	Equity

BALANCE, NOVEMBER 1, 2003 (Post Split)		$–	22,643,264	$2,264	$280,801	$119	$(2,458,729)	$(55,500)	$(2,231,045)

Realization of gain on available-for-sale securities						(119)			(119)

Issuance of common shares and exercise of stock options			98,625,000	9,862	1,952,604				1,962,466

Issuance of preferred shares	2,000,000	200			199,800				200,000

Net loss	–	–	–	–	–	–	(1,209,455)	–	(1,209,455)
BALANCE OCTOBER 31, 2004	2,000,000	200	121,268,264	12,126	2,433,205	–	(3,668,184)	(55,500)	(1,278,153)

Issuance of common stock and exercise of stock options			42,603,716	4,261	2,777,231				2,781,492

Conversion of preferred to common shares	(460,000)	(46)	46,000,000	4,600	4,595,400				4,599,954

Retirement of Class A preferred shares	(1,540,000)	(154)							(154)

Issuance of preferred shares	2,000,000	200							200

Net loss							(7,855,486)		(7,855,486)
BALANCE OCTOBER 31, 2005	2,000,000	$200	209,871,980	$20,987	$9,805,836	$–	$(11,523,670)	$(55,500)	$(1,752,147)

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003
	October 31,
	2005	2004	2003
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,855,486)	$(1,209,455)	$(1,785,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,302	29,989	59,996
Related party rent expense accrued but not paid	–	–	311,912
Deferred income taxes	–	8,136	572,112
Impairment of goodwill and other assets	1,315,731	–	–
Operating assets acquired in acquisitions	65,702	–	–
Gain on sale of fixed assets	(46,848)	–	–
Class B preferred stock issued for services	4,282,618	–	–
Class B preferred stock issued for accrued liabilities	317,382	–	–
Issuance of stock and options to employees and consultants	1,055,372	243,601	–
Changes in assets and liabilities:
Accounts receivable	93,237	(145,555)	(49,884)
Prepaid expenses and other current assets	(29,775)	3,542	5,181
Deferred direct costs	1,938,132	1,174,947	270,882
Income tax receivable	–	–	436,778
Net premiums payable to insurance companies	18,349	(405,791)	(56,947)
Accounts payable and accrued expenses	64,927	61,599	100,620
Accounts payable - officer	(241,560)	36,764	–
Other liabilities	–	–	(49,572)
Deferred rent	–	(4,809)	(26,255)
Deferred revenues	(2,273,599)	(1,379,053)	(242,638)
Net cash used in operating activities	(1,196,516)	(1,586,085)	(453,275)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(7,075)	272,859	(6,471)
Purchase of property and equipment	(5,466)	(21,477)	(3,833)
Purchase of subsidiaries	(565,000)	–	–
Purchase of investments	–	–	(2,612)
Proceeds from sales and maturities of investments	–	117,084	49,988
Net cash (used in) provided by investing activities	(577,541)	368,466	37,072
CASH FLOWS FROM FINANCING ACTIVITIES:
Drawings on line of credit	–	–	196,897
Proceeds from exercise of stock options	1,639,418	1,719,067	–
Repayments of line of credit	–	(196,897)	–
Proceeds of note payable - officer	147,500	36,065	67,466
Repayment of notes payable	(243,466)	–	–
Payments on capital lease obligations	(7,059)	(6,008)	(11,440)
Net cash provided by financing activities	1,536,393	1,552,227	252,923

(Continued)
See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003 (Continued)
	October 31,
	2005	2004	2003

NET DECREASE IN CASH AND CASH EQUIVALENTS	(237,664)	334,608	(163,280)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	782,848	448,240	611,520
CASH AND CASH EQUIVALENTS, END OF YEAR	$545,184	$782,848	$448,240

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	9,365	9,365	3,644
Cash paid for (recovered from) income taxes	–	–	(431,186)
NON-CASH TRANSACTIONS:
Related party notes payable satisfied by issuing preferred shares in 2004, common shares and services provided in 2003	–	200,000	80,000
Unrealized gains (losses) on available-for-sale securities	–	–	5,537
Property and equipment financed with capital lease obligation	20,779	–	19,401
Fixed assets purchased in acquisitions	816,424	–	–
Fixed assets purchased with debt	71,200	–	–
Reduction of debt with sale of fixed assets	103,358	–	–
Debt assumed in acquisitions	545,802	–	–
Debt issued in acquisitions	882,621	–	–
Impairment of goodwill	806,446	–	–
Net Blue Sky assets written off	509,285	–	–
Preferred stock issued for services and liabilities	4,600,000	–	–
Stock issued to employees and consultants for services	1,055,372	–	–
Stock issued in acquisitions	86,500	–	–

See notes to consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - M.B.A. Holdings, Inc. and subsidiaries (the “Company”) are located in Scottsdale, Arizona and are principally engaged in selling mechanical breakdown insurance policies (“MBI”) (as an agent for insurance companies), selling vehicle service contracts (“VSC”) for new automobiles, trucks, motorcycles, recreational vehicles, and travel trailers, and providing claims administrative services for MBI and VSC sold. In addition, the Company is the owner of National Motorcycle Dealers Association, LLC and a group of businesses that rent motorcycles and license motorcycle rental software and concepts. The consolidated financial statements include the accounts of M.B.A. Holdings, Inc. and all of its wholly owned subsidiaries. The consolidated financial statements also include the accounts of iDigital, LLC, a 50% owned joint venture with an individual, adjusted to reflect the Company’s interest in the operating loss and net assets. All significant intercompany balances and transactions have been eliminated.

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

c.
Investments that are primarily marketable debt and equity securities, are classified as available-for-sale and are stated at estimated fair value. Fair value is estimated based on quoted market prices. Realized gains and losses are calculated using the average cost at the date of disposal. Unrealized gains (losses) are excluded from earnings and reported, net of income tax, as a separate component of shareholders’ deficit. There are no such investments at October 31, 2005 and 2004.

d.
Accounts receivable consist primarily of amounts due from insurance companies for reimbursement of previously paid claims. The Company follows the allowance method of recognizing uncollectible accounts receivable. This allowance is established based upon a review of the individual accounts outstanding and the Company’s prior history. At October 31, 2005 and 2004, management believes that all outstanding balances will be realized and as a result no allowance for doubtful accounts has been recorded. Accounts receivable are unsecured and do not include finance charges.

e.
Property and Equipment - The historical cost of vehicles and shop equipment, computer equipment, office equipment and furniture is depreciated by accelerated and straight-line methods over their estimated useful lives, which range from three to seven years. Leasehold improvements are amortized over the shorter of the life of the asset or the related lease term. The costs of maintenance and repairs are charged to expense in the year incurred. Amoritization of fixed assets under capital lease is included in depreciation expense.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company reviews its long-lived assets for possible impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and amends Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The new rules apply to the classification and impairment analysis conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company has recognized an impairment charge for the goodwill acquired in connection with the Blue Sky Motorcycle Rentals, Inc. acquisition that took place earlier in 2005 based upon its inability to integrate the Denver, Colorado operation into the operations of the balance of the Company. No recognition of impairment was required at October 31, 2004 or 2003.

f.
Benefit Plan - The Company maintains the Mechanical Breakdown Administrators 401(k) Profit Sharing Plan covering substantially all employees. Participation in employer discretionary contributions commences on the earliest plan entry date after an employee meets eligibility requirements. Employees may elect to contribute to the plan and the Company may make discretionary contributions. No discretionary contributions were made during the years ended October 31, 2005, 2004 or 2003.

g.
Net premiums payable to insurance companies represent premiums collected from the policyholders on behalf of the insurance companies. Amounts collected are periodically remitted to the appropriate insurance company.

h.
Revenue Recognition - Net revenues includes the commissions earned on sales of MBI, fees for providing administrative claims services related to the MBI sold and revenues related to the sales and servicing of VSC, as well as motorcycle revenue.

The Company receives a commission from the sale of each MBI policy. In certain instances, that commission is payment for marketing the policy and for providing administrative claims and cancellation services. The Company has adopted Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements for Multiple Deliverables.” It recognizes the revenue earned from each MBI policy on a straight-line basis over the term of that policy. There were no sales of MBI policies in fiscal 2005 that were subject to deferral. Therefore, this policy had no effect on current year income.

Customers generally have the right to cancel their policy or vehicle service contract at any time. When a customer cancels the policy or contract, the unused portion of the policy or contract premium is returned to the customer after deduction of a cancellation fee. The Company, the insurance companies, and the sub-agents (if applicable) repay their unearned balance on the policy to the customer. The cancellation fee is retained entirely by the Company. When a policy is cancelled, the Company records the Company’s portion of the cancellation repayment (net of any cancellation fee received) as a reduction or increase (as applicable) in total revenues.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

VSCs are contracts between the Company and the purchaser. The Company insures its obligations by obtaining an insurance policy that guarantees the Company’s obligations under the contract. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1 Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, revenues and costs associated with the sales of these contracts are deferred and recognized in income on a straight-line basis over the actual life of the contracts.

The Company applies Emerging Issues Task Force (“EITF”) No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. Accordingly, revenues from MBI are presented on a net basis as the Company acts only as an agent for Insurance companies. Conversely, VSC revenues and related costs are presented gross because the Company is contracting directly with the policyholders.

Revenues from motorcycle rentals that are in progress at the end of an accounting period are recognized pro rata based upon the number of days of the rental that occur in each accounting period.

i.	Income Taxes - All available taxes from prior years have previously been recovered and therefore provisions for recoverable income taxes have not been provided.

Deferred income tax is recorded based upon differences between the financial statement and tax basis of assets and liabilities using income tax rates currently in effect. A valuation allowance is recorded against deferred tax assets as it is likely that the value of a deferred tax asset will not be realized.

j.
Net Loss Per Share - Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share which requires dual presentation of basic and diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic loss per common share is computed on the weighted average number of shares of common stock outstanding during each period. Income per common share assuming dilution is computed on the weighted average number of shares of common stock outstanding plus additional shares representing the exercise of outstanding common stock options using the treasury stock method. No dilutive effect is assumed in loss years. Below is the reconciliation required by SFAS No. 128.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Number of shares used in computing loss per share
	Year Ended October 31,
	2005	2004	2003

Average number of common shares outstanding - Basic	192,660,233	69,951,024	21,851,924

Dilutive shares from common stock options
calculated using the treasury stock method	–	–	–

Average number of common and dilutive shares outstanding	192,660,233	69,951,024	21,851,924

The table above has been adjusted to give retroactive effect to the 1-for-200 common stock dividend in November 2005, the 1-for-100 common stock dividend in November 2004 and the 10-for-1 common stock split in April 2004, for all periods presented.

k.
Stock-Based Compensation - At October 31, 2005, the Company has options outstanding that related to stock-based compensation from prior years. These options are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations, as more fully described in Note 8. Pro Forma information regarding the impact of stock-based compensation on net loss per share is required by SFAS No. 123 (R), Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. For years ended October 31, 2005, 2004, 2003, there are no pro forma adjustments necessary to net loss and basic and diluted loss per share information, had the Company accounted for its employee stock options under the fair value recognition provisions of SFAS No. 123 (R).

l.
Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net loss. For the Company, such items consist primarily of unrealized gains and losses on marketable debt and equity investments.

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

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company receives a commission from the sale of each MBI policy. That commission is payment for marketing the policy and, in some instances, for providing administrative, claims and cancellation services. The Company has elected early adoption of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. It will recognize the revenue earned from each MBI policy on which it is obligated to provide administrative, claims and cancellation services on a straight-line basis over the term of that policy.

Customers generally have the right to cancel their policy or vehicle service contract at any time. When a customer cancels the policy or contract, the unused portion of the policy or contract premium is returned to the customer after deduction of a cancellation fee. The Company, the insurance companies, and the sub-agents (if applicable) repay their unearned balance on the policy to the customer. The cancellation fee is retained entirely by the Company. When a policy is cancelled, the Company records the Company’s portion of the cancellation repayment (net of any cancellation fee received) as a reduction or increase (as applicable) in total revenues.

VSCs are contracts between the Company and the purchaser. The Company insures its obligations by obtaining an insurance policy that guarantees the Company’s obligations under the contract. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”, revenues and costs associated with the sales of these contracts are deferred and recognized in income on a straight-line basis over the actual life of the contracts.

Revenues from motorcycle rentals that are in progress at the end of an accounting period are recognized pro rata based upon the number of days of the rental that occur in each accounting period.

Deferred Income Taxes - Deferred income tax is recorded based upon differences between the financial statement and tax basis of assets and liabilities using income tax rates currently in effect. The decline in the number of contracts sold and the losses that the Company has experienced in both the current year and prior years have placed serious doubt on the Company’s ability to realize the value of the deferred income tax assets that were recorded in earlier years. Accordingly, a valuation allowance equal to 100% of the value of the deferred income tax asset has been provided.

The Company evaluates the carrying value of goodwill and other intangible assets at the end of each reporting period and reduces the carrying values as appropriate. The collectability of accounts receivable is evaluated monthly and amounts determined to be uncollectible are charged to expense at that time.

n.
Pending Accounting Standards - In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (“FIN 46”) which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46-R”) to address certain FIN 46 implementation issues. The Company has determined that FIN 46 does not require the consolidation of Cactus Family Investments, LLC, an entity owned by the majority shareholders of the Company.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the FASB published FASB Statement No. 123 (R), Share-Based Payment, (“FAS 123 (R)”) which will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company is required to and will apply FAS 123 (R) at November 1, 2005. Since the options that are currently outstanding are exercisable at prices that are at or above current market values, the Company does not expect that implementation will have a material effect on its reported results of operations.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The Company has adopted FAS 153 in these statements.

In May 2005, the FASB issued FAS 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this Statement in fiscal 2006. The Company does not expect that implementation will have a material effect on its reported results of operations.

o.
Concentrations of Credit Risk - The Company maintains its cash balances in financial institutions. Deposits, not to exceed $100,000, are insured by the Federal Deposit Insurance Corporation. At October 31, 2005, 2004 and 2003, the Company had uninsured cash of approximately $500,000, $916,000 and $619,000, respectively.

p.
Advertising costs are expensed as incurred and are included in other operating expenses. Advertising expense totaled approximately $102,000, $17,000 and $19,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

q.	Reclassifications - Certain reclassifications have been made to the 2004 and 2003 amounts to conform to the 2005 presentation.

r.
Minority Interest - The Company has a fifty percent ownership interest in iDigital and has management and financial control over the entity.  As such, the financial statements of iDigital have been consolidated in the financial statements of the Company for the year ended October 31, 2005.

s.
Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash, restricted cash, current maturities of long-term debt approximate fair value based on their short maturities or their interest rates or imputed interest rates.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	LIQUIDITY AND GOING CONCERN

The Company incurred significant losses during the current fiscal year and has experienced additional losses in prior years. The Company has used funds obtained from the exercise of stock options by its employees to supplement funds provided by operations and has used common stock to pay its consultants and others. A related party has advanced funds on demand notes and through the deferral of rent payments (See Note 4) in order to assist in overcoming working capital deficiencies during the year. The Company has granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional working capital will be available when additional working capital is required. The Company has been notified by the State of Arizona that it does not meet Arizona’s requirement that the Company be solvent to make sales in that state. The Company is seeking alternatives to meet Arizona’s regulations. Based upon the foregoing, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss in November and December 2005 and expects such losses to continue into the early months of 2006. The Company is attempting to reverse this downward trend with its motorcycle rental operations, with increased marketing contacts with other Internet vendors and with further expansion into the motorcycle market through its subsidiary, National Motorcycle Dealers Association, LLC and its Street Eagle licensed dealerships.

3.	ACQUISITIONS AND SIGNIFICANT EVENTS

In December 2004, the Company acquired a 50% interest in Blue Sky Motorcycle Rentals, Inc. (BSMR) that operates a motorcycle rental business in Colorado and has sold its business model to similar operations in Arizona, California, New Mexico, Nevada and Florida for the sum of $350,000 in cash. The former owner of BSMR entered into a consulting contract with the Company to provide a continuity of services. The Company purchased the remaining fifty percent equity interest in April 2005 by forgiving $75,000 of indebtedness owed to it by the former owner of BSMR and by issuing a note in the amount of $200,000 payable in installments over the next twelve months. The Company amended and extended the consulting contract with the former owner of BSMR to acquire his services for a period of eight (8) years.  The Company has unilaterally terminated this consulting contract, which provided for the payment of 100,000 shares of common stock on each anniversary date. BSMR is a Colorado corporation that serves the motorcycle rental industry through the rental of its motorcycles and through its internet web sites that offer a reservation system to those desiring to rent motorcycles throughout the western United States. BSMR has licensed its name and business plan to motorcycle rental stores located within the southwestern United States.

In May 2005, the Company purchased the assets of Street Eagle, Inc., Rent2Ride Nationwide, Inc. and Rent2Ride Arizona, Inc. (“R2R”) for the sum of $200,000 payable in monthly installments over an eleven (11) month period. The R2R companies are engaged in the motorcycle rental business in Hawaii and are the owners of computer software that is specifically designed to be used in a motorcycle rental location. The R2R purchase gave the Company access to this series of specialty programs that it intends to incorporate into its own and its licensed locations.

In July 2005, the Company acquired the assets of Liberty Motorcycle Rentals, LLC (“Liberty”), an Arizona Limited Liability Company located in Tempe, AZ for the sum of $20,000 in cash, the issuance of 500,000 unregistered shares of M.B.A. Holdings, Inc. common stock valued at $18,500 which was based on the stock’s trading price at the time of issue, the issuance of its note in the amount of $105,180 and the assumption of $54,820 of indebtedness relating to the assets acquired. The Company now operates a motorcycle rental location in the Liberty leased facility under the name WorldWide Rentals, LLC (“WorldWide”). One of the former owners of Liberty has accepted a three-year employment contract with WorldWide. The other former owner of Liberty has accepted a consulting contract with Mechanical Breakdown Administrators, Inc. and WorldWide covering a one year period.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITIONS AND SIGNIFICANT EVENTS (Continued)

In July 2005 in two concurrent transactions, the Company also acquired certain assets of Escape Eagles, Inc. for the sum of $200,000 and 200,000 unregistered shares of M.B.A Holdings, Inc. common stock valued at $8,000 which was based on the stock’s trading price at the time of issue. The purchase price was paid with the payment of $100,000 in cash and the issue of its notes in the amount of $100,000. The notes are payable in equal monthly installments over a one year period. The Company acquired all of the outstanding equity of Escape Eagles, Inc. with the issuance of its note in the amount of $300,000. The note is payable in equal monthly installments over a three year period beginning on the first anniversary of the closing of the transactions. Escape Eagles, Inc. operates a motorcycle rental facility in Las Vegas, NV.

The following table summarizes the estimated fair values of the allocation of the purchase price and direct acquisition costs to the assets and liabilities acquired at the date of purchase:

	Blue Sky	Liberty
	Motorcycle	Motorcycle	Escape	Street
	Rentals, Inc.	Rentals, LLC	Eagles, Inc.	Eagles, Inc.

Cash and cash equivalents	$–	$–	$4,502	$–
Accounts receivable, net of allowance	1,176	–	–	–
Deposits and other assets	3,020	1,200	–	–
Property and equipment, net	195,191	155,005	192,505	–
Goodwill and intangibles	380,057	40,608	307,099	200,000
Accounts payable and accrued expenses	79,487	3,005	1,444	–
Debt	148,000	158,312	433,767	–

The Company has experienced difficulties integrating the Denver, Colorado store operations into the corporate entity and has decided to close that location because of this and because it has experienced operating losses and due to the former owner refusing to transfer ownership of all of BSMR’s assets. The Company is seeking a qualified licensee to assume responsibility for the operation of a Denver, Colorado location. The current location will remain closed until such time as a suitable licensee can be brought into that area. The Company has elected to write off and/or relocate the Denver, Colorado assets in recognition of this decision. The other Company owned locations in Las Vegas, NV and Tempe, AZ have been successfully brought into the corporate environment.

As discussed above, subsequent to the acquisition of BSMR, the Company has decided to substantially write off all amounts relating to the BSMR acquisition except $10,000 of motorcycle assets that are being liquidated to provide funds to repay the debt due a bank. The Company continues to be liable for the indebtedness to the bank of $58,000 and for indebtedness of $78,200 to an individual that is secured by a pledge by the former owner of BSMR of certain shares of BSMR.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITIONS AND SIGNIFICANT EVENTS (Continued)

During 2004 the Company was and continues to be a significant force in forming the National Motorcycle Dealers Association, LLC (NMDA) and provides management and administration of the Association. NMDA will provide products and services for the Association members including Extended Motorcycle Warranties for New and Used Motorcycles, ATV’s and Trailers, New Motorcycle Manufacture’s Factory Warranties, Gap Coverage, Motorcycle leasing and financing, Credit Life/Accident Health Insurance, Family Hospitalization Insurance for Dealerships and their Families, Rental Insurance for Dealer Motorcycle Rental Programs and Software, Garage keepers Insurance Program, Liability and Collision Insurance for Motorcycle and Autos for the dealer and their customers, an Association Credit Card, Dealership Credit Card Processing, 401(k) Retirement Programs, Roadside Assistance Programs, Tire and Wheel Protection, Business Forms, Communication Services and a Prepaid Legal Program. Membership will be required to participate in these programs and the Company will be compensated through management fees and product sales commissions. The NMDA’s aggregation of many programs represents a rare opportunity for the Company and its partners to achieve business synergies and a market edge not previously available to them.

In October, 2004, NMDA entered into an agreement with Wildside Motorcycles, Inc. (“Wildside”) whereby NMDA exchanged a 20% membership interest for a 20% stock ownership of Wildside’s common stock. The parties have agreed to jointly market the software package that Wildside has developed for accounting program for motorcycle rentals that enables individual motorcycle dealers to establish, account for and invoice their rental operations. Subsequent differences of opinion concerning operational integration have caused the parties to rescind the original agreement.

4.	RELATED PARTY TRANSACTIONS

Included in accounts payable - officer at October 31, 2005 and 2004 is $175,000 and $417,000 of accrued rent for office space payable to Cactus Family Investments, LLC, an entity owned by the Company’s majority stockholders and accrued interest due to the majority shareholder. The accrued interest amounts to $54,000 and $39,000 at October 31, 2005 and 2004, respectively. Rent expense for the years ending October 31, 2005, 2004 and 2003 was $264,000, $292,000 and $312,000, respectively. The lease expired December 31, 2003.  A month-to-month lease extension at the December 2003 rate (approximately $24,000 per month) was signed in December 2003. The expired lease included escalating rent amounts that have been recorded as expense on a straight-line basis over the lease term.

At various times beginning in February 2002, Gaylen Brotherson, the Company’s Chief Executive Officer, has loaned the Company funds for working capital. The loan balance was repaid through the issuance of convertible Class A preferred stock during the fiscal year ended October 31, 2004. The loans mature annually on October 31st and bear interest at a rate of 6%. During fiscal 2004, the Company renegotiated the terms of the notes and granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. At October 31, 2005 there was $147,500 outstanding.

The Company pays a substantial portion of its claims obligations through the use of credit cards held personally by its majority shareholders and repays the credit card companies directly. The Company has agreed to indemnify the majority shareholders from its obligations arising from the use of these credit cards.

In March 2005, the Company issued 2,000,000 shares of non-convertible Class B preferred stock to its chief executive officer in conjunction with his conversion of 460,000 shares of convertible Class A preferred stock into 46,000,000 shares of common stock and the surrender of 1,540,000 shares of convertible Class A preferred stock.  This transaction was valued at $4,600,000.  The Class B preferred stock has 100-for-1 equivalent voting rights to common stock and has liquidation preference.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	LONG-TERM DEBT

All of the Company’s long-term debt was incurred in Fiscal 2005 and consists of notes payable issued in connection with the acquisition of its motorcycle rental subsidiaries and vehicle financing debt incurred to purchase motorcycle assets that are used in that business. The components of the long-term debt are as follows:

Note payable to the former owner of Blue Sky Motorcycle Rentals, Inc. that bears no interest (*) and is payable in twelve monthly installments of $16,667 with a final payment of $16,663 due April 15, 2006	$83,330
Note payable to the former owner of Escape Eagles, Inc. that bears no interest (*) and is payable in forty six monthly installments of $8,333 and a final installment of $8,345 due July 19, 2009	366,668
Note payable to the former owner of Street Eagle, Inc. and Rent2Ride Nationwide, Inc. that bears no interest (*) and is payable in eleven monthly installments of $16,364 beginning in June 2005	98,182
Note payable to an individual that bears interest at 8% per annum payable in monthly installments of $2,028 until March 25, 2009 at which time the then unpaid balance shall become due and payable	61,475
Note payable to an individual that bears interest at 8% per annum payable in monthly installments of $500 until December 6, 2008 at which time the then unpaid balance shall become due and payable	16,725
Note payable to a bank bearing interest at 7% above the index rate of 7% due October 31, 2005 and guaranteed by the former owner of Blue Sky Motorcycle Rentals, Inc. and the Chief Executive Officer of the Company	58,855
Note payable to the former owners of Liberty Motorcycle Rentals, LLC that bears interest at 7% per annum and is payable only from 15% of the Gross Rentals derived from owned motorcycles plus the entity’s share of non-owned motorcycle split revenues	98,080
Notes payable to banks and financing institutions for the purchase of individual motorcycles bearing interest at varying rates from 7% to 14.99% and payable over terms from 48 months to 72 months	153,004
936,319
Less current portion	(458,695)
Total Long-term debt	$477,624
_____________
*	Imputed interest was deemed immaterial.

The 14% note payable to a bank is currently in default. The Company is working with the bank in its attempts to locate the assets that are pledged as security for the loan. The value of these assets, except for certain assets that are within the control of the Company have been written off in the current period in recognition of the closure of the Denver, Colorado location. A current estimate of the market value of the assets securing this note is $50,000. The debt issued in the business acquisitions is unsecured.

The notes payable to banks and financial institutions for the purchase of individual motorcycles are secured by liens on those assets.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	LONG-TERM DEBT (Continued)

Future minimum payments on the long term debt are as follows:

2006	$458,695
2007	244,312
2008	145,552
2009	87,760

6.	BUSINESS SEGMENTS

During the fiscal year ended October 31, 2005, the Company operated in two business segments: Extended Warranty Sales and Servicing and Motorcycle Rentals. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. The Motorcycle segment became a reportable segment during 2005.

The Extended Warranty Sales and Servicing segment consists of Mechanical Breakdown Administrators, Inc. that markets and administers vehicular mechanical breakdown insurance (“MBI”) policies and sells contracts for repair services to vehicles (“VSCs”). The MBI policies and VSC contracts are for the repair of automobiles, light trucks, recreational vehicles, motorcycles, boats and certain automotive components.

The Motorcycle segment offers motorcycles and off road vehicles for rental both through Company owned and operated locations and through licensees. The segment also provides assistance to Motorcycle Dealer Members in being professional, successful, and profitable businesses through special services, products and programs through the National Motorcycle Dealers Association.

Information by industry segment is set forth below for the year ended October 31, 2005:

Net revenues:
Extended Warranty Sales and Servicing	$4,398,372
Motorcycles	488,170
4,886,542
Loss from operations:
Extended Warranty Sales and Servicing	6,474,810
Motorcycles	1,302,487
7,777,297
Identifiable assets:
Extended Warranty Sales and Servicing	1,042,301
Motorcycles	377,791
1,420,092
Deferred policy acquisition costs:
Extended Warranty Sales and Servicing	5,421,862
Motorcycles	None

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES

Income taxes were as follows for the years ended October 31:

	2005	2004	2003

Current	$–	$–	$–
Deferred	–	8,109	580,844

Total income tax expense	$–	$8,109	$580,844

The effective income tax rate differs from the federal statutory income tax rate in effect each year as a result of the following items:

	2005	2004	2003

Federal statutory income tax rate	34%	34%	34%
State taxes	6	6	6
Valuation Allowance	–	(40)	(40)
Deferred and miscellaneous	(17)	1	8
Permanent differences	(20)	–	40

Effective income tax rate	–	1%	48%

At October 31, 2005, the Company has state net operating loss carry forward deductions available of $3,603,000, $973,000 of which expires in 2006, $1,237,000, which expires in 2007 and $1,393,000 which expires in 2008. The Company has an available federal tax loss carry forward from 2004 of approximately $1,393,000. It will also carry forward the current year taxable loss of approximately $111,000 for both federal and state income tax purposes. Federal tax loss carryforwards expire through 2025.

The deferred tax liabilities at October 31, 2005 and 2004 are composed of the tax effects of:

	2005	2004

Excess of net book basis of fixed assets over tax basis	$12,802	$12,802

The deferred tax asset and its related valuation allowance are $1,047,000 and ($1,047,000), respectively, at October 31, 2005. At October 31, 2004, the balances in these accounts were $1,119,000 and ($1,119,000), respectively. The deferred tax asset arises from deferred revenues ($447,000 and $569,000 in 2005 and 2004, respectively) and net operating loss carryforwards ($600,000 and $550,000 in 2005 and 2004, respectively).

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTIONS AND STOCK AWARDS

The Company adopted the M.B.A. Holdings, Inc. Employee Stock Incentive Plan for the Year 2004 and the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 on April 16, 2004 and adopted the M.B.A. Holdings, Inc. Employee Stock Incentive Plan for the Year 2004-B and the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004-B on July 7, 2004. Pursuant to the terms of those plans, the Company has issued options to employees for 31,875,000 shares and to Directors and Consultants options for 10,762,000. Under this plan, options for 4,300,000 at an exercise price of $0.02 remain unexercised at October 31, 2005. All options issued in fiscal 2004 have been exercised.

In addition, during the year ended October 31, 1998, the Company issued stock options to certain employees. The Company applies APB Opinion No. 25 and related interpretations in measuring compensation expense for its stock options.

The Company recognized $289,415 and $409,195 of compensation expense to employees and $765,957 and $183,601 of compensation expense to Directors and Consultants during the fiscal years ended October 31, 2005 and 2004, respectively. During the year ended October 31 2003, no similar compensation expense was required to be recognized.

A summary of the Company’s outstanding exercisable options as of October 31, 2005 is presented below:

			Weighted Average
	Exercise	Expiration	Contractual Life
Options	Price	Date	(In Years)

333,340	$ 0.23	February 15, 2006	0.29
250,000	0.12	September 30, 2008	2.88
16,670	0.12	October 31, 2008	2.96
1,000,000	0.09	June 1, 2008	2.55
200,000	0.11	September 30, 2008	2.88
50,000	0.11	October 31, 2008	2.96
4,300,000	0.02	July 1, 2009	3.62
6,150,010			2.59

A summary of the activity regarding the Company’s outstanding options for the years ended October 31 is presented below:

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTIONS AND STOCK AWARDS (Continued)

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,850,010	$0.12	1,850,010	$0.12	1,850,010	$0.12
Options granted	42,637,000	$0.08	95,625,000	$0.02	–	–
Options exercised	(38,337,000)	$0.08	(95,625,000)	$0.02	–	–
Options cancelled	–	–	–	–	–	–

Options outstanding at end of year	6,150,010	$0.05	1,850,010	$0.12	1,850,010	$0.12

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

9.	OPERATING AND CAPITAL LEASES

The Company has operating leases for office space and capital leases for equipment that expire on various dates through the year ending October 31, 2008. The equipment under capital lease is included in property and equipment at October 31, 2005 and 2004 with values of $31,130 and $20,965 respectively, net of accumulated amortization of $8,304 and $5,093 respectively. Total rental expense was approximately, $309,000, $291,000 and $312,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

Future minimum lease payments under non-cancelable lease agreements at October 31, 2005 are as follows:

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OPERATING AND CAPITAL LEASES (Continued)

	Capital	Operating
	Leases	Leases

2006	$11,149	$48,432
2007	5,964	17,598
2008	5,964	11,832
2009	3,479

Total	26,556	77,862

Less portion representing interest	(2,661)
Total	$23,895	$77,862

The interest rates under the capital leases obligations range from approximately 7% to 15% per annum and are imputed based on the lessor’s implicit rate of return at the inception of the lease.

10.	SIGNIFICANT CUSTOMERS

There are no significant customers in 2005. In 2004 a major manufacturer accounted for $1,750,893 of VSC revenues or 33% of the 2004 VSC Sales. During 2003, a national insurance brokerage firm accounted for $2,433,000 of VSC sales while another major customer accounted for $1,673,000 of 2003 VSC sales. These two firms combined accounted for 77% of all 2003 VSC sales. The Company services these accounts under contracts that are subject to renewal annually.

11.	COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the sale of insurance and personnel matters and of disputes over outstanding accounts.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	COMMITMENTS AND CONTINGENCIES (Continued)

The Company has been notified by its legal counsel that the dispute with one of its associated insurance companies over alleged wrongdoing, an alleged breach of its Administrative Agreement and over reimbursement for claims and cancellations expenditures has been resolved with the execution of a Settlement Agreement. The Company had no further expense in connection with the settlement.

The Company has been named as a party to a lawsuit involving the plaintiff and the former owner of BSMR. The complaint alleges that the Company and the former owner of BSMR improperly utilized certain assets of the plaintiff as security for its borrowings. As of the date of this report, the Company's legal counsel is in discovery and is not able to offer an opinion as to the likely outcome.  The Company has responded to the complaint by denying the allegations and intends to vigorously pursue all defenses available.

The Company has received a letter from an attorney representing the former owner of BSMR that alleges wrong doing, including securities violations, on the part of the Company and contends that certain of the representations and warranties made at the time of the purchase of BSMR were incorrect. The Company denies the allegations and contends that the former owner of BSMR misrepresented the ownership and location of BSMR’s assets and misled the Company concerning the amount of BSMR’s liabilities. The former owner has refused to transfer ownership of all of BSMR’s assets to the Company. The Company has unilaterally terminated its eight-year consulting contract with the former owner of BSMR and believes that it has no further obligations thereunder. At the direction of the Board of Directors of the Company, a subcommittee has been formed to vigorously pursue the location and title to the BSMR assets and to use all defenses available to answer any formal complaint received. To this end, the subcommittee has retained a legal firm to represent it in this matter and to pursue all possible claims against the former owner. At the time of filing of this document, no formal complaint has been received relating to this matter.

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

Pursuant to the terms of employment agreements entered into with the former owner of Escape Eagles, Inc. and the 50% owner of iDigital, LLC, the Company is obligated to award each of them 200,000 common shares of M.B.A. Holdings, Inc. as additional compensation for each year of service that they complete with the Company.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	For the year ended October 31, 2005
	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr

Net revenues	$1,029,766	$990,248	$1,528,647	$1,337,881
Gross profit	172,371	93,122	264,690	(80,981)
Net (loss) income	(380,193)	(616,173)	(811,857)	(6,047,263)
Net (loss) income per share	(0.01)	(0.01)	(0.01)	(0.03)

	For the year ended October 31, 2004
	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr

Net revenues	$1,334,120	$1,325,540	$1,303,371	$1,780,516
Gross profit	182,262	170,530	190,090	160,369
Net loss	(179,186)	(238,897)	(318,248)	(473,124)
Net loss per share	(0.01)	(0.01)	(0.01)	(0.00)

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9.	Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

The Company has not had disagreements with its auditors on any matter regarding accounting principles or financial statement disclosures.

Item 9A.	Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

It has been noted that a material weakness exists in the internal controls over the newly acquired assets. It was noted that the recent experiences with the acquisition of BSMR clearly indicated that these controls needed to be reinforced in order to create an acceptable level of control over those assets. In addition, it has been noted that a material weakness exists in the financial internal control of the Company based upon the significance of the year end adjustments and the transition status of the Company's chief financial officer.  The Company has recognized these weaknesses and has established a group to evaluate those controls and to recommend changes to those internal controls at the next meeting of the Board of Directors.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

REPORT OF MANAGEMENT

Board of Directors and Stockholders
M.B.A. Holdings, Inc.
Scottsdale, Arizona
January 30, 2006

Management is responsible for the accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, it is necessary for management to make informed judgments and estimates which it believes are appropriate under the circumstances. Financial information presented elsewhere in this annual report is consistent with that in the financial statements.

In meeting its responsibility for preparing reliable financial statements, the Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with corporate policy and management authorization.

It has been noted that a material weakness exists in the internal controls over the newly acquired assets. It was noted that the recent experiences with the acquisition of BSMR clearly indicated that these controls needed to be reinforced in order to create an acceptable level of control over those assets. In addition, it has been noted that a material weakness exists in the financial internal control of the Company based upon the significance of the year end adjustments and the transition status of the Company's chief financial officer.  The Company has recognized these weaknesses and has established a group to evaluate those controls and to recommend changes to those internal controls at the next meeting of the Board of Directors.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The Audit Committee of the Board of Directors is comprised solely of outside directors and is responsible for overseeing and monitoring the quality of the Company’s accounting and auditing practices. The independent accountants have full and free access to the Audit Committee and meet periodically with the committee to discuss accounting, auditing and financial reporting matters.

/s/ Gaylen M. Brotherson

Gaylen M. Brotherson
Chairman, Chief Executive Officer and Chief Financial Officer

PART III

Item 10.	Directors and Executive Officers of the Registrant

The Company’s Board of Directors consists of four people. All Directors hold offices until the next annual meeting at which time there is an election for their successors.

		Position with
Name	Age	Company

Gaylen M. Brotherson	66	President, CEO, Chairman of the Board, Director
Judy K. Brotherson	58	Vice-President, Secretary, Director
Edward E. Wilczewski	65	Director
Shelly Beesley	43	Director
Donald A. Gay	37	Director
Robert F. Murphy	70	Director

Gaylen and Judy Brotherson are husband and wife and Donald A. Gay is a Son-in-Law. No other family relationship exists between the Directors or the executive officers.

The Business Experience of Each of the Company’s Directors is as follows:

Gaylen Brotherson, 66, became President, CEO, Chairman of the Board and Director of the Company in November 1995. He was the founder of Mechanical Breakdown Administrators, Inc. Mr. Brotherson served in the United States Navy. In 1960, he received his life, health and accident licenses as well as his property and casualty license. Presently, he is licensed as an insurance agent in 27 states. He has been in the vehicle service contract business since 1974. Since 1984 he has been actively involved in marketing and administering mechanical breakdown insurance policies and VSCs under Mechanical Breakdown Administrators, Inc.

Judy Brotherson, 58, has been Vice-President, Secretary and Director of the Company since November 1995. Mrs. Brotherson is a graduate of Creighton University. Since 1975, she has worked primarily in family owned businesses. She holds insurance licenses in approximately 32 states. She was one of the chief designers of the M.B.A. software management system. She has been working at M.B.A. since 1989 primarily involved in overseeing the finance and data-entry departments.

Edward Wilczewski, 65, has been a Director of the Company since June 1998. Mr. Wilczewski served in the Navy for six years. Mr. Wilczewski is a graduate of the University of Omaha. Primarily for the past thirty years including the present time, he has owned and operated The Charter Group of Arizona, a real estate development company. His company has developed various real estate projects ranging from single-family homes to apartment complexes.

Shelly Beesley, 43, became a Director and a member of the Audit Committee in March 2004. Ms. Beesley worked with the Company as an Administrative Specialist for more than ten years and is familiar with all aspects of its operations. She was educated at Red River Community College and brings her extensive background to the Board of Directors.

Donald A. Gay, 37, became a Director in March 2004. Mr. Gay holds a degree from DeVry University and specializes in electronic communications and networking where he has more than fifteen years of varied experience.

Robert F. Murphy, 70, became a Director and a member of the Audit Committee in October 2004. Mr. Murphy holds a Bachelor of Science - Business degree from William Cerry College and an MBA from Webster College. Mr. Murphy served as an officer in U.S. Army Aviation for more than twenty years in increasingly responsible positions in operations and logistics. He retired as a Lieutenant Colonel and currently manages his own consulting practice.

Item 11.	Executive Compensation

The following table provides the annual and other compensation of the Chief Executive Officer and any other employee who qualifies under Regulation S-K section 229.402 for the years ended October 31, 2001, 2002 and 2003.
			Annual Compensation			Long-Term Compensation
Name of Principal	Position	Year	Salary	Bonus	Other (1)	Restricted Stock (shares) awards	Stock Option (shares) awards

Gaylen M. Brotherson	Chairman of Board	2003	50,000		14,173
	President and	2004	50,000		8,184
	Chief Executive Officer	2005	0		8,381

Judy K. Brotherson	Vice-President, Secretary	2003	50,000
		2004	50,000
		2005	50,000
_______________
(1)	Included in Other Annual Compensation are life insurance premiums for Gaylen Brotherson in years 2003, 2004 and 2005

Option Grants In Last Fiscal Year

The Company has issued options to employees for 31,875,000 shares and to Directors and Consultants options for 10,762,000. Options for 4,300,000 remain unexercised at October 31, 2005.

Other Incentives and Compensation

The Company has a formal stock option plan. Currently, stock options are granted by the Compensation Committee of the Board of Directors. At October 31, 2005, there were eight employees, who had unexercised stock options. All options are exercisable. Below is a summary of existing options.

	Number of	Strike	Expiration
Name	Shares	Price	Date

Gaylen Brotherson	333,340	$0.225	2/15/06
	250,000	0.120	10/31/08
	16,670	0.120	10/31/08

Judy Brotherson	1,000,000	0.094	6/1/08
	200,000	0.105	9/30/08
	50,000	0.105	10/31/08

All Other Employees as a group	4,300,000	0.017	10/31/10

In addition, per the Board of Directors’ resolution dated February 15, 1996, Gaylen Brotherson receives an option to purchase 1,667 shares at 80% of the stock’s fair market value for each $5,000,000 increase in sales after $25,000,000 on the date the sales goals are reached. Per the Board of Directors’ resolution dated June 1, 1998, Judy Brotherson receives an option to purchase 5,000 shares at 70% of the stock’s fair market value for each $5,000,000 increase in sales after $25,000,000 on the date the sales goals are reached. These options will expire ten years from the grant date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of October 31, 2004 concerning shares of Common Stock with no par value, stated value $.0001 and Class B Non-Convertible Preferred Stock, the Company’s only voting securities. This table includes all beneficial owners who own more than 5% of the outstanding voting securities, each of the Company’s directors by each person who is known by the Company to own beneficially more than 5% of the outstanding voting securities of the Company, and by the Company’s executive officers and directors as a group.

	Name and Address	Amount and Nature
Title of Class	of Beneficial Owner	of Beneficial Owner	Percent of Class

Common Stock	Gaylen Brotherson 9419 E. San Salvador, Suite 105 Scottsdale, AZ 85258	32,038,080 shares (1)	15.3%
Common Stock	Judy Brotherson 9419 E. San Salvador, Suite 105 Scottsdale, AZ 85258	32,038,080 shares (1)	15.3%
Common Stock	CEDE & Co Box 220 , Bowling Green Station New York, NY 10274	140,434,048 shares	66.9%
Common Stock	All Directors and Executive Officers as a Group (seven people)	64,098,160 shares	30.5%

Preferred Stock	Gaylen Brotherson 9419 E. San Salvador, Suite 105 Scottsdale, AZ 85258	2,000,000 shares	100.0%
_______________
(1)
This amount represents common shares owned and excludes the 600,010 options to purchase common stock for Gaylen Brotherson and the 1,250,000 options to purchase common stock for Judy Brotherson. If these options were exercised by Gaylen Brotherson and Judy Brotherson, then their percentage of ownership would change to 15.6% and 15.9%, respectively (see Item 6 - Executive Compensation).  This also excludes the 2,000,000 shares of Class B preferred stock with 100-for-1 voting rights.

Item 13.	Certain Relationships and Related Transactions

Included in accounts payable - officer at October 31, 2005 and 2004 is $175,000 and $417,000 of accrued rent for office space payable to Cactus Family Investments, LLC, an entity owned by the Company’s majority stockholders and accrued interest due to the majority shareholder. The accrued interest amounts to $54,000 and $39,000 at October 31, 2005 and 2004, respectively. Rent expense for the years ending October 31, 2005, 2004 and 2003 was $264,000, $292,000 and $312,000, respectively. The lease expired December 31, 2003.  A month-to-month lease extension at the December 2003 rate (approximately $24,000 per month) was signed in December 2003. The expired lease included escalating rent amounts that have been recorded as expense on a straight-line basis over the lease term.

At various times beginning in February 2002, Gaylen Brotherson, the Company’s Chief Executive Officer, has loaned the Company funds for working capital. The loan balance was repaid through the issuance of convertible Class A preferred stock during the fiscal year ended October 31, 2004. The loans mature annually on October 31st and bear interest at a rate of 6%. During fiscal 2004, the Company renegotiated the terms of the notes and granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. At October 31, 2005 there was $147,500 outstanding.

The Company pays a substantial portion of its claims obligations through the use of credit cards held personally by its majority shareholders and repays the credit card companies directly. The Company has agreed to indemnify the majority shareholders from its obligations arising from the use of these credit cards.

In March 2005, the Company issued 2,000,000 shares of non-convertible Class B preferred stock to its chief executive officer in conjunction with his conversion of 460,000 shares of convertible Class A preferred stock into 46,000,000 shares of common stock and the surrender of 1,540,000 shares of convertible Class A preferred stock.  This transaction was valued at $4,600,000.  The Class B preferred stock has 100-for-1 equivalent voting rights to common stock and has liquidation preference.

Item 14.	Principal Accounting Fees and Services

The Company retained the firm of Semple & Cooper LLP as the Independent Registered Public Accounting Firm of the Company for the fiscal year ending October 31, 2005.

Audit Fees

Fees for audit services by Semple & Cooper, LLP totaled $137,000 and $74,000 for the fiscal years ended October 31, 2005 and 2004, respectively, including fees associated with the annual audits of our financial statements, review of the financial statements included in our quarterly reports on Form 10-Q, consents, assistance with the review of documents filed with the SEC, and accounting consultations.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Exhibit Index

Exhibit 31	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Financial Statements

The following documents are filed as part of this report under Part II Item 8:

Reference is made to the Index to Financial Statements and Financial Statement Schedules included in Item 9 of Part II hereof, where such documents are listed.

(c)	Reports on Form 8-K

From 8-K Current Report was filed April 15, 2005. This Current Report stated that Company had acquired the remaining 50% of the common stock of Blue Sky Motorcycle Rentals, Inc. and that a Class B Non-Convertible Preferred Stock of 3,000,000 shares was created and approved by the State of Nevada April 15, 2005. The Class B preferred stock has been assigned the voting power of one hundred (100) voting shares for each preferred stock share. The Company issued 2,000,000 of such shares to Cactus Family Investments, LLC (“Cactus”), a Limited Liability Company owned and controlled by Gaylen M. Brotherson, the Company’s CEO, in return for $317,382.50 of past due rents that were due to Cactus.

In a related transaction, Cactus converted 460,000 shares of Class A preferred stock into 46,000,000 shares of common stock and returned the remaining 1,540,000 Class A preferred stock to the Company as a contribution to capital. The Board of Directors directed that the shares so received shall be cancelled.

From 8-K Current Report was filed May 16, 2005. This Current Report stated that Company had acquired all of the assets of Street Eagle, Inc. and Rent2Ride, Inc. Both companies are specialty motorcycle rental operations that rent Harley-Davidson, Metric and Custom motorcycles. Rent2Ride currently has two licensed rental locations, one in Scottsdale, AZ and one in Albuquerque, NM.

The Company also acquired a 50% equity interest in iDigital, LLC, a provide of specialty marketing products designed to be given to customers as a personal memento of their experiences with the Company’s rental products.

From 8-K Current Report was filed August 4, 2005. This Current Report stated that The Company, through its subsidiary company WorldWide Rentals, LLC has completed the acquisition of all of the assets of Liberty Motorcycle Rentals, LLC, a motorcycle rental operation that rents Harley-Davidson motorcycles from its Tempe, Arizona location. Liberty Motorcycle Rentals, LLC was a licensed rental location of Blue Sky Motorcycle Rentals, Inc.

The Company, through its subsidiary company Rent2Ride Nationwide, LLC, also acquired certain motorcycle assets and 100% of the common stock of Escape Eagles, Inc., a Las Vegas, Nevada motorcycle dealer and rental operation that sells and rents motorcycles from its facility.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M.B.A. Holdings, Inc.

Date: February 13, 2006	By:	/s/ Gaylen M. Brotherson

Gaylen M. Brotherson Chairman of the Board, Chief Executive Officer and Chief Financial Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Date

/s/ Gaylen M. Brotherson	February 13, 2006

Gaylen M. Brotherson Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer)

/s/ Judy K. Brotherson	February 13, 2006

Judy K. Brotherson Vice-President, Secretary and Director

/s/ Edward E. Wilczewski	February 13, 2006

Edward E. Wilczewski Director

/s/ Shelly Beesley	February 13, 2006

Shelly Beesley Director

/s/ Robert F. Murphy	February 13, 2006

Robert F. Murphy Director

/s/ Donald A. Gay	February 13, 2006

Donald A. Gay Director