Form 10-Q
period 2006-01-31
M B A HOLDINGS INC
filed 2006-04-10
CIK 1097273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-28221

M.B.A. HOLDINGS, INC.
(Exact name of business issuer as specified in its charter)

Nevada	87-0522680
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9419 E. San Salvador, Suite 105
Scottsdale, AZ	85258-5510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (480)-860-2288

Former name, former address and former fiscal year, if changed since last report:  None

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Common Stock shares (no par value, $0.0001 stated value) outstanding at February 28, 2006:   211,207,085 shares.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2006 AND OCTOBER 31, 2005

ASSETS	January 31,	October 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$275,380	$545,184
Restricted cash	27,264	25,653
Accounts receivable	426,936	284,502
Prepaid expenses and other assets	16,777	31,481
Deferred direct costs	2,404,701	2,496,606
Total current assets	3,151,058	3,383,426
PROPERTY AND EQUIPMENT:
Computer equipment	333,963	332,523
Office equipment and furniture	207,083	208,523
Vehicles	412,945	410,318
Leasehold improvements	80,182	80,182
Total property and equipment	1,034,173	1,031,546
Accumulated depreciation and amortization	(516,713)	(498,274)
Property and equipment - net	517,460	533,272

OTHER ASSETS
Deposits	8,475	–
Deferred direct costs	2,683,320	2,925,256
	2,691,795	2,925,256

TOTAL ASSETS	$6,360,313	$6,841,954

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
JANUARY 31, 2006 AND OCTOBER 31, 2005

LIABILITIES AND STOCKHOLDERS’ DEFICIT	January 31,	October 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Net premiums payable to insurance companies	$414,593	$349,000
Notes payable - short term	433,248	458,695
Notes payable - officer	282,525	147,500
Accounts payable and accrued expenses	632,632	721,884
Accounts payable - officer	254,235	175,006
Capital lease obligations	8,139	9,828
Deferred revenues	2,741,705	2,871,093

Total current liabilities	4,767,077	4,733,006

Capital lease obligations - net of current portion	13,294	14,067
Notes payable less current portion	451,131	477,624
Deferred income tax liability	12,802	12,802
Deferred revenues	3,053,549	3,356,602

Total liabilities	8,297,853	8,594,101

COMMITMENTS AND CONTINGENCIES	–	–

Minority interest in consolidated subsidiary	–	–

STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value; $.0001 stated value 100,000,000 shares authorized in 2006 and 2005; 2,000,000 Class B non-convertible preferred issued and outstanding in 2006 and 2005	200	200
Common stock, no par value, $.0001 stated value, 350,000,000 shares authorized (post split), 212,505,313 shares issued (post split) in 2006 and 209,871,980 (post split) in 2005, 212,189,313 shares (post split) outstanding in 2006 and 209,555,980 (post split) in 2005	21,250	20,987
Additional paid-in-capital	9,912,837	9,805,836
Accumulated deficit	(11,816,327)	(11,523,670)
Less: 316,000 (post split) shares in 2006 and 2005 of common stock in treasury, at cost	(55,500)	(55,500)

Total stockholders’ deficit	(1,937,540)	(1,752,147)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,360,313	$6,841,954

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)
THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
	Three Months Ended January 31,
	2006	2005
REVENUES:
Vehicle service contract gross income	$641,771	$958,787
Net mechanical breakdown insurance income (cancellations)	(105)	3,339
Brokerage, association and administrative service revenue	17,578	67,640
Motorcycle rental and related revenues	116,546	–
Licensing and association fees	62,922	–
Total net revenues	838,712	1,029,766
OPERATING EXPENSES:
Direct acquisition costs of vehicle service contracts	558,198	857,395
Costs of motorcycle and insurance premium expense	26,864	–
Salaries and employee benefits	161,709	306,658
Mailings and postage	4,125	12,596
Rent and lease expense	112,733	75,318
Professional fees	122,764	83,928
Telephone	12,407	(19,768)
Depreciation and amortization	18,438	6,380
Merchant and bank charges	10,571	6,858
Insurance	14,633	3,996
Supplies	6,411	3,448
License and fees	5,352	1,517
Other operating expenses	73,490	58,858
Total operating expenses	1,127,695	1,397,184

Equity in net loss of Blue Sky Motorcycle Rentals, Inc.	–	(19,749)

OPERATING LOSS	(288,983)	(387,167)

OTHER INCOME (EXPENSE):
Finance and other fee income	1,989	2,103
Interest income	111	166
Interest expense and fees	(5,786)	(6,434)
Other income	12	11,139
Other income (expense) - net	(3,674)	6,974
LOSS BEFORE INCOME TAXES	(292,657)	(380,193)
INCOME TAXES	–	–
NET LOSS	$(292,657)	$(380,193)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED (Post Split)	211,694,748	124,171,855

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
YEAR ENDED OCTOBER 31, 2005 AND THREE MONTHS ENDED JANUARY 31, 2006
								Total
					Additional	Retained		Stockholders'
	Preferred Stock		Common Stock		Paid	Earnings	Treasury	(Deficit)
	Shares	Amount	Shares	Amount	In-Capital	(Deficit)	Stock	Equity

BALANCE NOVEMBER 1, 2004	2,000,000	$200	121,268,264	$12,126	$2,433,205	$(3,668,184)	$(55,500)	$(1,278,153)

Issuance of common shares and exercise of stock options			42,603,716	4,261	2,777,231			2,781,492

Conversion of preferred to common shares	(460,000)	(46)	46,000,000	4,600	4,595,400			4,599,954

Retirement of Class A preferred shares	(1,540,000)	(154)						(154)

Issuance of preferred shares	2,000,000	200						200

Net loss	–	–	–	–	–	(7,855,486)	–	(7,855,486)

BALANCE OCTOBER 31, 2005	2,000,000	200	209,871,980	20,987	9,805,836	(11,523,670)	(55,500)	(1,752,147)

Issuance of common shares and exercise of stock options (Unaudited)			2,633,333	263	107,001			107,264

Net loss (Unaudited)	–	–	–	–	–	(292,657)	–	(292,657)

BALANCE JANUARY 31, 2006 (Unaudited)	2,000,000	$200	212,505,313	$21,250	$9,912,837	$(11,816,327)	$(55,500)	(1,937,540)

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
	January 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(292,657)	$(380,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,438	6,380
Issuance of stock for services	39,634	121,541
Equity in net loss of Blue Sky Motorcycle Rentals, Inc.	–	19,749
Changes in assets and liabilities:
Restricted cash	(1,611)	(40,103)
Accounts receivable	(142,434)	(397,517)
Prepaid expenses and other assets	14,704	(2,103)
Deferred consulting expense	–	(70,834)
Deferred direct costs	333,841	392,577
Net premiums payable to insurance companies	65,593	279,423
Accounts payable - officer	79,229	–
Accounts payable and accrued expenses	(89,252)	(82,869)
Deposits	(8,475)	–
Deferred revenues	(432,441)	(324,135)
Net cash (used in) operating activities	(415,431)	(478,084)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Blue Sky Motorcycle Rentals, Inc.	–	(350,000)
Purchase of property and equipment	(2,626)	–
Net cash provided by investing activities	(2,626)	(350,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of borrowing from officers and affiliates	135,025	(42,816)
Issuance of common stock	67,630	472,614
Payments of notes payable	(51,940)	–
Payments on capital lease obligation	(2,462)	(286)
Net cash provided by (used in) financing activities	148,253	429,512
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(269,804)	(398,572)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	545,184	782,848
CASH AND CASH EQUIVALENTS, END OF PERIOD	$275,380	$384,276
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,786	$796

Non Cash Investing and Financing Activities
Stock issued to employees and consultants for services	$39,634	$121,541

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 2006 AND 2005

1.	BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. Accounting principles assume the continuation of the Company as a going concern. The Company’s auditors, in their opinion on the financial statements for the year ended October 31, 2005, expressed concern about this uncertainty. The accompanying condensed consolidated financial statements do not include any adjustment that might arise from the outcome of this assumption. The unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended January 31, 2006 may not be indicative of the results of operations that may be expected for the year ending October 31, 2006. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2005.

2.	NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share that requires dual presentation of basic and diluted EPS on the face of the statements and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic loss per common share is computed on the weighted average number of shares of common stock outstanding during each period. SFAS No. 128 requires that loss per common share assuming dilution is computed on the same weighted average number of shares of common stock outstanding as basic loss per share. The additional shares representing the exercise of outstanding common stock options using the treasury stock method are not considered nor are the dilutive effect of the voting rights of the Class B preferred stock and employee stock options for the same reason. The 10-1 forward stock split, the 1 for 100 stock dividend and the 1 for 200 stock dividend are reflected retroactively for all periods presented.

3.	LIQUIDITY AND GOING CONCERN

The Company incurred significant losses during the current fiscal quarter and has experienced additional losses in prior years. In fiscal 2005 and earlier periods, the Company has used funds obtained from the exercise of stock options by its employees to supplement funds provided by operations. In the current fiscal quarter a related party has advanced funds on demand notes and through the deferral of rent payments (See Note 5) in order to overcome working capital deficiencies. The Company has granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. The Company’s auditor’s have expressed a doubt about the Company’s ability to continue as a going concern in their opinion dated January 20, 2006. Based upon the foregoing, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss in February 2006. The Company is attempting to reverse this downward trend with its motorcycle rental operations, with increased marketing contacts with other Internet vendors and with further expansion into the motorcycle market through its subsidiary, National Motorcycle Dealers Association, LLC and its Street Eagle licensed dealerships.

4.	INCOME TAXES

There is no current provision for income taxes in the periods ended January 31, 2006 and 2005 as the Company has recovered all available federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect. As the realization of deferred tax assets is now considered doubtful, a valuation allowance has been provided to eliminate that asset in both the current period and the year ended October 31, 2005.

5.	RELATED PARTY TRANSACTIONS

The Company leases its office space from Cactus Family Investments, LLC on a month-to-month basis. The managing member of Cactus Family Investments, LLC is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $70,376 and $72,376 for the three months ended January 31, 2006 and 2005. The current lease expired on December 31, 2003 and is renewed monthly by agreement between the parties.

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

On April 7, 2004, the Company adopted the M.B.A. Holdings, Inc. Employee Stock Incentive Plan for the Year 2004 and on July 7, 2004, the M.B.A. Holdings. Inc. Employee Stock Incentive Plan for the Year 2004 -B. These plans have the purpose of advancing the business and development of the Company and its shareholders by affording employees of the Company the opportunity to acquire an equity interest in the Company. Under the terms of the plans, employees are granted options to purchase Company stock at specified prices. The plan is administered by the Compensation Committee of the Board of Directors and is authorized to grant options for up to 128,000,000 shares of the common stock of the Company. As of January 31, 2006, the Company has granted options for a total of 118,275,000 shares to selected employees. There were no options granted during the current quarter and no compensation expense was recorded in the three months ended January 31, 2006. Compensation expense of $73,717 was recorded in the three months ended January 31, 2005 in connection with these transactions. As of January 31, 2006, there were 2,500,000 options outstanding under this plan.

On that same date, the Company also adopted the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004 and the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004-B. The Company seeks to motivate, retain and attract highly competent directors and consultants to advance the business and development of the Company and its shareholders by affording directors and consultants the opportunity to acquire an equity interest in the Company. Under the terms of the plan, directors and consultants are granted options to purchase Company stock at specified prices in return for their services to the Company. The options include a deferral option that allows the director/consultant to defer delivery of the stock retainer. The plan is administered by the Compensation Committee of the Board of Directors and is authorized to grant options for up to 22,000,000 shares of the common stock of the Company. As of January 31, 2006, the Company has granted options for a total of 19,487,000 shares to selected directors/consultants. Compensation expense of $27,699 was recorded in connection with these transactions in the three months ended January 31, 2006. As of January 31, 2006 there were 2,513,000 options outstanding under this plan.

7.	BUSINESS SEGMENTS

During the fiscal quarter ended January 31, 2006 and the fiscal year ended October 31, 2005, the Company operated in two business segments: Extended Warranty Sales and Servicing and Motorcycles. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. The Motorcycle segment became a reportable segment during 2005.

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

Information by industry segment is set forth below for the quarter ended January 31, 2006 and 2005, and the year ended October 31, 2005:

	January 31, 2006	January 31, 2005
Net revenues:
Extended Warranty Sales and Servicing	$659,244	$1,029,766
Motorcycles	179,468	–
	838,712	1,029,766
Loss from operations:
Extended Warranty Sales and Servicing	213,469	380,193
Motorcycles	79,188	–
	292,657	380,193

	January 31, 2006	October 31, 2005
Identifiable assets:
Extended Warranty Sales and Servicing	787,896	1,042,301
Motorcycles	484,396	377,791
	1,272,292	1,420,092
Deferred policy acquisition costs:
Extended Warranty Sales and Servicing	5,088,021	5,421,862
Motorcycles	None	None

8.	COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits that arise in the ordinary course of business, consisting principally of alleged errors and omissions in connection with the sale of insurance and personnel matters and of disputes over outstanding accounts.

The Company has been named as a party to a lawsuit involving the plaintiff and the former owner of Blue Sky Motorcycle Rentals, Inc. (“BSMR”). The complaint alleges that the Company and the former owner of BSMR improperly utilized certain assets of the plaintiff as security for its borrowings. The Company has responded to the complaint by denying the allegations and intends to vigorously pursue all defenses available.

The Company has received a letter from an attorney representing the former owner of BSMR that alleges wrong doing, including securities violations, on the part of the Company and contends that certain of the representations and warranties made at the time of the purchase of BSMR were incorrect. The Company denies the allegations and contends that the former owner of BSMR misrepresented the ownership and location of BSMR’s assets and misled the Company concerning the amount of BSMR’s liabilities. The former owner has refused to transfer ownership of all of BSMR’s assets to the Company. The Company has unilaterally terminated its consulting contract with the former owner of BSMR and believes it has no further obligations thereunder. At the direction of the Board of Directors of the Company, a subcommittee has been formed to vigorously pursue the location and title to the BSMR assets and to use all defenses available to answer any formal complaint received. To this end, the subcommittee has retained a legal firm to represent it in this matter and to pursue all possible claims against the former owner. At the time of filing of this document, no formal summons has been received relating to this matter however a formal complaint has been filed against the former owner of BSMR.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (“FIN 46”) that is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46-R”) to address certain FIN 46 implementation issues. The Company has determined that FIN 46 does not require the consolidation of Cactus Family Investments, LLC, an entity owned by the majority shareholders of the Company.

In December 2004, the FASB published FASB Statement No. 123 (R), Share-Based Payment, (“FAS 123 (R)”) which will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company is required to and will apply FAS 123 (R) at October 31, 2006. Since the options that are currently outstanding are exercisable at prices that are at or above current market values, the Company does not expect that implementation will have a material effect on its reported results of operations.

In December 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The Company has adopted FAS 153 in these statements.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and footnotes that appear elsewhere in this report.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” and “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in section 27A of the Securities and Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, and plans relating to our products or services, as well as assumptions relating to the foregoing. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

CRITICAL ACCOUNTING POLICIES

The Company has prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. The preparation of the financial statements requires the use of judgement and estimates that affect the reported amounts of revenues, expenses, assets and liabilities. The Company has adopted accounting policies and practices that are generally accepted in the industry in which it operates. The Company believes the following are its most critical accounting policies that affect significant areas and involve management’s judgement and estimates. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material.

Revenue Recognition

The Company receives a single commission for the sale of each mechanical breakdown insurance policy (“MBI”) that compensates it both for the effort in selling the policy, and for providing administrative claims services as required. The Company has no direct liability for claims losses on MBI. It acts as the issuing insurance company’s agent in these transactions. The Company apportions the commissions received in a manner that it believes is proportionate to the values of the services provided. The revenues relating to policy sales are recorded in income when the policy information is received and approved by the Company. The revenues related to providing administrative claims services are deferred and recognized in income on a straight-line basis over the actual life of the policy.

A vehicle service contract (“VSC”) is a contract for certain defined services between the Company and the purchaser. The Company reinsures its obligations by obtaining an insurance policy that guarantees its obligations under the contract. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1, “ Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”, revenues and costs associated with the sales of these contracts are deferred and recognized in income on a straight-line basis over the actual life of the contracts.

SIGNIFICANT EVENTS

In December 2004, the Company acquired a 50% interest in Blue Sky Motorcycle Rentals, Inc. (BSMR) for the sum of $350,000 in cash. BMSR operates a motorcycle rental business in Colorado and has sold its business model to similar operations in Arizona, California, New Mexico, Nevada and Florida. The former owner of BSMR entered into a consulting contract with the Company to provide a continuity of services. The Company purchased the remaining 50% equity interest in April 2005 by forgiving $75,000 of indebtedness owed to it by the former owner of BSMR and by issuing a note in the amount of $200,000 payable in installments over the next twelve months. The Company amended and extended the consulting contract with the former owner of BSMR to acquire his services for a period of eight (8) years. The Company unilaterally terminated this consulting contract during the year ended October 31, 2005. BSMR is a Colorado corporation that serves the motorcycle rental industry through the rental of its motorcycles and through its internet web sites that offer a reservation system to those desiring to rent motorcycles throughout western United States. BSMR has licensed its name and business plan to motorcycle rental stores located within the southwestern United States.

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

In July 2005, the Company acquired the assets of Liberty Motorcycle Rentals, LLC (“Liberty”), an Arizona Limited Liability Company located in Tempe, AZ for the sum of $20,000 in cash, the issuance of 500,000 unregistered shares of M.B.A. Holdings, Inc. common stock valued at $18,500 which was based on the stock’s trading price at the time of issue, the issuance of a note in the amount of $105,180 and the assumption of $54,820 of indebtedness relating to the assets acquired. The Company now operates a motorcycle rental location in the Liberty leased facility under the name WorldWide Rentals, LLC (“WorldWide”). One of the former owners of Liberty has accepted a three-year employment contract with WorldWide. The other former owner of Liberty has accepted a consulting contract with Mechanical Breakdown Administrators, Inc. and WorldWide covering a one year period.

In July 2005, in two concurrent transactions, the Company also acquired certain of the assets of Escape Eagles, Inc. for the sum of $200,000 and 200,000 unregistered shares of M.B.A Holdings, Inc. common stock valued at $8,000 which was based on the stock’s trading price at the time of issue. The purchase price was paid with the payment of $100,000 in cash and the issuance of a note in the amount of $100,000. The note is payable in equal monthly installments over a one year period. The Company acquired all of the outstanding equity of Escape Eagles, Inc. with the issuance of a note in the amount of $300,000. The note is payable in equal monthly installments over a three year period beginning on the first anniversary of the closing of the transactions. Escape Eagles, Inc. operates a motorcycle rental facility in Las Vegas, NV.

Income Taxes

There is no current provision for income taxes in the periods ended January 31, 2006 and 2005 as the Company has recovered all available federal income taxes paid in previous years. Similar provisions for recoverable state income taxes were not provided, as Arizona law does not allow for loss carry back.

Deferred income taxes are recorded based on differences between the financial statement and tax basis of assets and liabilities based on income tax rates currently in effect. As the realization of deferred tax assets is considered doubtful, a valuation allowance has been provided to eliminate that asset in both the current period and the year ended October 31, 2005.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2006 AND 2005

NET REVENUES

Net revenues for the fiscal quarter ended January 31, 2006 totaled $839,000, down $191,000 from the $1,030,000 recognized in the quarter ended January 31, 2005. The decline is the result of continuing competitive pressures being experienced by the Company from vehicle manufacturers and other competitors as well as legislative changes in certain states that limited the companies that were allowed to underwrite policies in those states. In addition, the Company has not been able to generate significant revenues from its motorcycle rental operations.

OPERATING EXPENSES

Operating costs decreased to $1,128,000 in the quarter ended January 31, 2006 down $269,000 from the $1,397,000 expended in the quarter ended January 31, 2005. The decrease is the result of a continuation of the Company’s actions to curtail expenses wherever possible. The overall decline in costs was offset, in part, by increased costs of rents and leased equipment, by a normalization of telephone costs as the benefits of the settlement that occurred in 2005 were not available in 2006 and from increased costs of processing credit card charges and other bank services.

The physical location of Blue Sky Motorcycle Rentals, Inc. in Denver, CO and the winter holiday season in general have contributed to the net loss incurred by the motorcycle segment of our business. Both Blue Sky and NMDA have been met with enthusiastic acceptance by motorcycle dealers at industry conventions and expect to see improved revenue growth as the summer riding season arrives.

OTHER INCOME (EXPENSE)

Total other income (expense) declined in the quarter ended January 31, 2006 by approximately $11,000 below the comparable 2005 quarter. The 2005 quarter included the receipt of the fee income that was negotiated as a part of the service termination agreement with two insurance companies in July 2002. The comparable 2006 quarter did not benefit from this income. Interest expense in the quarters remained substantially similar although slightly lower in 2006 as certain indebtedness was repaid.

INCOME TAXES

There was no provision for income taxes in the quarters ended January 31, 2006 and 2005 because the Company has already recovered all federal income taxes paid in prior years to the extent available.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred significant losses during the current fiscal quarter and has experienced additional losses in prior years. A related party has advanced funds on demand notes and through the deferral of rent payments in order to overcome working capital deficiencies during the quarter. In January 2006, the Company granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. The lack of continuing working capital infusions could affect future operations. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, although the Company’s auditors have expressed a doubt about the Company’s ability to continue as a going concern in their opinion dated January 20, 2006. The Company has incurred a loss in the first quarter of 2006 and expects such losses to continue further into 2006. The Company is pursuing the development of NMDA, Blue Sky and of other warranty products in its ongoing efforts to stem the losses and will require additional capital through either borrowings or infusions of equity to continue operations.

MBA has over the last several months developed an integrated Direct Response Campaign. The Company has been marketing through direct mail solicitations. Direct mail recipients call a toll free number, receive a warranty sales presentation from our agent, and have been purchasing extended service contracts for their vehicles.

The Company has been test marketing the direct mail solicitation process for the past 30 days, utilizing daily mailings and the services of two U.S. based call centers. These facilities have been generating 1.2 extended service contract sales, per agent, per day, or, approximately $2,400 in revenue per agent, per day.

The Company is now embarking upon an affiliate call center development campaign. The aim here is to grow the Company’s call center operations exponentially, through the deployment of additional call centers in expanding markets. MBA’s training and sales development team would be instrumental in the successful roll out of this strategy, offering complete “turnkey” solutions to call center operators. The solution would provide the following:

➢	Marketing (make the phone ring)

➢	Scripting, sales training, and sales management processes

➢	Sales verification

➢	Transaction processing

➢	Service Contract funding

➢	Product fulfillment

➢	Customer care

➢	Insurance and claims administration

During the first 30 day testing period, the company has generated more than $100,000 in gross revenue, with an estimated gross margin in excess of 40%.

Working closely with the present call centers, MBA expects to significantly increase its monthly gross revenues with the use of their 20 agents. It is the Company’s goal over the next 18 to 24 months to be working with 10 affiliate call centers across the U.S. with an average agent count of 20 agents per call center. Management believes there will be sufficient cash flow coming from this operation to fund the program’s expansion internally.

SEASONALITY

The motorcycle rental business is seasonal in nature in that sales increase as weather becomes favorable and decline as weather worsens. To mitigate this affect on sales, the Company expects to relocate its rental assets with seasonal changes to its owned and/or licensed locations having the most favorable expected weather for motorcycle riding.

COMPARISON OF JANUARY 31, 2006 AND OCTOBER 31, 2005

Working capital at January 31, 2006 consisted of current assets of $3,151,000 and current liabilities of $4,767,000, or a current ratio of 0.66 : 1. At October 31, 2005 the working capital ratio was 0.71 : 1 with current assets of $3,383,000 and current liabilities of $4,733,000. The negative trend continues as the Company has absorbed additional operating losses. Loans from the Company’s principal shareholder and funds derived from the exercise of stock options have funded continuing operations.

Deferred Revenues decreased $432,000 while Deferred Direct Costs decreased $334,000 from balances at October 31, 2005. Deferred revenues consist of unearned VSC gross sales and estimated administrative service fees related to MBI policies. Deferred direct costs are costs that are directly related to the sale of VSCs. The change results from the overall decline in new policy sales that has been experienced over the last several quarters and from changes in the contract terms of contracts in the deferral pool.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of January 31, 2006, the amount owed to insurance companies increased $66,000 above the balance at October 31, 2005. The change is due to differences in the timing of payments remitted to the insurance companies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Company does not underwrite its own policies, a change in the current rates of inflation is not expected to have a material effect on the Company. Nevertheless, the precise effect of inflation on operations cannot be determined.

Under the terms of the Company’s VSC contracts that are reinsured with insurance companies such as Old Republic Insurance Company and Capital Assurance Risk Retention Group, Inc., the Company is primarily responsible for liability under these contracts. In the unlikely event that the third party reinsuring companies were unable to meet their contractual commitments to the Company, the Company itself would be required to perform under the contracts. Such an event could have a material adverse effect on the Company’s operations.

The Company does not have any variable interest rate outstanding debt or long-term receivables. Therefore, it is not subject to significant interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer/Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures had not changed as of the end of the period covered by this report from the prior report.

It has been noted that a material weakness exists in the internal controls over the newly acquired assets. It was noted that the recent experiences with the acquisition of BSMR clearly indicated that these controls needed to be reinforced in order to create an acceptable level of control over those assets. Further, in December, 2005, the Company’s chief financial officer resigned and a search for a qualified replacement is under way. As such, the Company identified a material weakness due to a lack of a chief financial officer with appropriate knowledge of US GAAP and SEC reporting requirements. The Company has recognized these weaknesses and has established a group to evaluate those controls and to recommend changes to those internal controls to the Board of Directors.

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

The Company has been named as a party to a lawsuit involving the plaintiff and the former owner of Blue Sky Motorcycle Rentals, Inc. (“BSMR”). The complaint alleges that the Company and the former owner of BSMR improperly utilized certain assets of the plaintiff as security for its borrowings. The Company has responded to the complaint by denying the allegations and intends to vigorously pursue all defenses available.

The Company has received a letter from an attorney representing the former owner of BSMR that alleges wrong doing, including securities violations, on the part of the Company and contends that certain of the representations and warranties made at the time of the purchase of BSMR were incorrect. The Company denies the allegations and contends that the former owner of BSMR misrepresented the ownership and location of BSMR’s assets and misled the Company concerning the amount of BSMR’s liabilities. The former owner has refused to transfer ownership of all of BSMR’s assets to the Company. The Company has unilaterally terminated its consulting contract with the former owner of BSMR and believes it has no further obligations thereunder. At the direction of the Board of Directors of the Company, a subcommittee has been formed to vigorously pursue the location and title to the BSMR assets and to use all defenses available to answer any formal complaint received. To this end, the subcommittee has retained a legal firm to represent it in this matter and to pursue all possible claims against the former owner. At the time of filing of this document, no formal summons has been received relating to this matter. The Company has recently filed a formal complaint against the former owner of BSMR seeking to recover its damages.

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

ITEM 1A.	RISK FACTORS

In addition to the risk factors enumerated in Form 10K under Item 1A, it should be noted that during the current fiscal quarter a related party has advanced funds on demand notes and through the deferral of rent payments (See Note 5) in order to overcome working capital deficiencies. In prior years, the Company has granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. Based upon the foregoing, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company has incurred a loss in February 2006 and expects such losses to continue into the first half of 2006. The Company is attempting to reverse this downward trend with its motorcycle rental operations, with increased marketing contacts with other Internet vendors and with further expansion into the motorcycle market through its subsidiary, National Motorcycle Dealers Association, LLC and its Street Eagle licensed dealerships. There is no assurance that these efforts will be successful in reversing the trend of operating losses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index

Exhibit 31	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

M.B.A. HOLDINGS, INC.

Dated: April 10, 2006	By:	/s/ Gaylen M. Brotherson

Gaylen M. Brotherson Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer