Form 10-Q
period 2006-04-30
M B A HOLDINGS INC
filed 2006-07-17
CIK 1097273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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

Number of Common Stock shares (no par value, $0.0001 stated value) outstanding at June 30, 2006:   212,689,313 shares.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 2006 AND OCTOBER 31, 2005

ASSETS	April 30,	October 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$172,696	$545,184
Restricted cash	118,911	25,653
Accounts receivable	269,220	284,502
Prepaid expenses and other assets	22,510	31,481
Deferred direct costs	2,287,492	2,496,606
Total current assets	2,870,829	3,383,426

PROPERTY AND EQUIPMENT:
Computer equipment	348,971	332,523
Office equipment and furniture	207,083	208,523
Vehicles	392,157	410,318
Leasehold improvements	80,181	80,182
Total property and equipment	1,028,392	1,031,546
Accumulated depreciation and amortization	(535,151)	(498,274)
Property and equipment - net	493,241	533,272

OTHER ASSETS
Deposits	8,475	—
Deferred direct costs	2,422,228	2,925,256
	2,430,703	2,925,256

TOTAL ASSETS	$5,794,773	$6,841,954

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
APRIL 30, 2006 AND OCTOBER 31, 2005

LIABILITIES AND STOCKHOLDERS’ DEFICIT	April 30,	October 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Net premiums payable to insurance companies	$353,165	$349,000
Notes payable - short term	404,118	458,695
Notes payable - officer	392,525	147,500
Accounts payable and accrued expenses	770,615	721,884
Accounts payable - officer	300,065	175,006
Capital lease obligations	10,453	9,828
Deferred revenues	2,614,235	2,871,093
Total current liabilities	4,845,176	4,733,006

Capital lease obligations - net of current portion	19,838	14,067
Notes payable less current portion	411,915	477,624
Deferred income tax liability	12,802	12,802
Deferred revenues	2,770,190	3,356,602
Total liabilities	8,059,921	8,594,101

COMMITMENTS AND CONTINGENCIES	—	—
Minority interest in consolidated subsidiary	—	—

STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value; $.0001 stated value 100,000,000 shares authorized in 2006 and 2005; 2,000,000 Class B non-convertible
preferred issued and outstanding in 2006 and 2005	200	200
Common stock, no par value, $.0001 stated value, 350,000,000 shares authorized (post split), 213,005,313 shares issued (post split) in 2006 and
209,871,980 (post split) in 2005, 212,689,313 shares (post split)
outstanding in 2006 and 209,555,980 (post split) in 2005	21,300	20,987
Additional paid-in capital	9,917,787	9,805,836
Accumulated deficit	(12,148,935)	(11,523,670)
Less: 316,000 (post split) shares in 2006 and 2005 of
common stock in treasury, at cost	(55,500)	(55,500)
Total stockholders’ deficit	(2,265,148)	(1,752,147)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,794,773	$6,841,954

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (UNAUDITED)
THREE AND SIX MONTHS ENDED APRIL 30, 2006 AND 2005

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
REVENUES:
Vehicle service contract gross income	$563,912	$933,175	$1,205,683	$1,891,962
Net mechanical breakdown insurance income (cancellations)	96,048	18,392	95,943	21,731
Brokerage, association and administrative service revenue	27,835	38,681	45,413	106,321
Motorcycle rental and related revenues	185,355	—	301,901	—
Licensing and association fees	40,749	—	103,671	—
Total net revenues	913,899	990,248	1,752,611	2,020,014

OPERATING EXPENSES:
Direct acquisition costs of vehicle service contracts	608,886	897,126	1,167,084	1,754,521
Costs of motorcycle and insurance premium expense	861	—	27,725	—
Salaries and employee benefits	235,638	157,204	397,347	463,862
Mailings and postage	3,106	10,133	7,231	22,729
Rent and lease expense	76,111	77,134	188,844	152,452
Professional fees	139,525	307,355	262,289	391,283
Telephone	13,726	9,795	26,133	(9,973)
Depreciation and amortization	18,438	6,313	36,876	12,693
Merchant and bank charges	10,879	3,185	21,450	10,043
Insurance	25,967	1,494	40,600	5,490
Supplies	16,337	2,924	22,748	6,372
License and fees	4,732	2,384	10,084	3,901
Other operating expenses	76,326	76,061	149,816	134,918
Total operating expenses	1,230,532	1,551,107	2,358,227	2,948,291

Equity in net loss of Blue Sky Motorcycle Rentals, Inc.	—	(20,327)	—	(40,076)

OPERATING LOSS	(316,633)	(581,186)	(605,616)	(968,353)
OTHER INCOME (EXPENSE):
Finance and other fee income	3,346	1,822	5,335	3,925
Interest income	320	78	431	244
Interest expense and fees	(11,446)	(5,109)	(17,232)	(11,543)
Other income	(8,195)	(31,778)	(8,183)	(20,639)
Other income (expense) - net	(15,975)	(34,987)	(19,649)	(28,013)
LOSS BEFORE INCOME TAXES	(332,608)	(616,173)	(625,265)	(996,366)
INCOME TAXES	—	—	—	—
NET LOSS	$(332,608)	$(616,173)	$(625,265)	$(996,366)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED (Post Split)	212,261,822	139,872,778	211,973,585	133,123,570

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
YEAR ENDED OCTOBER 31, 2005 AND SIX MONTHS ENDED APRIL 30, 2006

								Total
					Additional	Retained		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Earnings	Treasury	(Deficit)
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Equity

BALANCE NOVEMBER 1, 2004	2,000,000	$200	121,268,264	$12,126	$2,433,205	$(3,668,184)	$(55,500)	$(1,278,153)

Issuance of common shares and exercise of stock options			42,603,716	4,261	2,777,231			2,781,492

Conversion of preferred to common shares	(460,000)	(46)	46,000,000	4,600	4,595,400			4,599,954

Retirement of Class A preferred shares	(1,540,000)	(154)						(154)

Issuance of preferred shares	2,000,000	200						200

Net loss	—	—	—	—	—	(7,855,486)	—	(7,855,486)
BALANCE OCTOBER 31, 2005	2,000,000	200	209,871,980	20,987	9,805,836	(11,523,670)	(55,500)	(1,752,147)

Issuance of common shares and exercise of stock options (Unaudited)			3,133,333	313	111,951			112,264

Net loss (Unaudited)	—	—	—	—	—	(625,265)	—	(625,265)
BALANCE APRIL 30, 2006 (Unaudited)	2,000,000	$200	213,005,313	$21,300	$9,917,787	$(12,148,935)	$(55,500)	$(2,265,148)

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED APRIL 30, 2006 AND 2005

	April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(625,265)	$(996,366)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	36,877	12,693
Issuance of stock for services	44,634	317,382
Write-off of Book Value of Vehicle Sold	8,789	—
Equity in net loss of Blue Sky Motorcycle Rentals, Inc.	—	(40,076)
Changes in assets and liabilities:
Accounts receivable	15,282	(171,889)
Prepaid expenses and other assets	8,970	(4,477)
Deferred consulting expense	—	(11,814)
Deferred direct costs	712,143	714,202
Net premiums payable to insurance companies	4,165	(65,481)
Accounts payable - officer	135,059	—
Accounts payable and accrued expenses	48,731	(110,463)
Deposits	(8,475)	—
Deferred revenues	(843,270)	(769,809)
Net cash (used in) operating activities	(462,360)	(1,126,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Blue Sky Motorcycle Rentals, Inc.	—	(350,000)
Payments from Restricted cash	(93,258)	(5,508)
Purchase of Computer Equipment	(15,008)	—
Purchase of Vehicles and Equipment	(2,627)	—
Proceeds of Sale of Vehicle and Equipment	12,000	—
Net cash provided by investing activities	(98,893)	(355,508)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of borrowing from officers and affiliates	235,025	(16,667)
Issuance of common stock	67,630	1,101,260
Payments of notes payable	(120,286)	—
Payments on capital lease obligation	6,396	(3,387)
Net cash provided by (used in) financing activities	188,765	1,081,206
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(372,488)	(400,400)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	545,184	782,848
CASH AND CASH EQUIVALENTS, END OF PERIOD	$172,696	$340,584

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,786	$1,442

Non Cash Investing and Financing Activities
Stock issued to employees and consultants for services	$44,634	$121,541

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED APRIL 30, 2006 AND 2005

1.	BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. Accounting principles assume the continuation of the Company as a going concern. The Company’s auditors, in their opinion on the financial statements for the year ended October 31, 2005, expressed concern about this uncertainty. The accompanying condensed consolidated financial statements do not include any adjustment that might arise from the outcome of this assumption. The unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six months ended April 30, 2006 may not be indicative of the results of operations that may be expected for the year ending October 31, 2006. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended October 31, 2005.

2.	NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share that requires dual presentation of basic and diluted EPS on the face of the statements and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic loss per common share is computed on the weighted average number of shares of common stock outstanding during each period. SFAS No. 128 requires that loss per common share assuming dilution is computed on the same weighted average number of shares of common stock outstanding as basic loss per share. The additional shares representing the exercise of outstanding common stock options using the treasury stock method are not considered nor are the dilutive effect of the voting rights of the Class B preferred stock and employee stock options for the same reason. The 10-1 forward stock split, the 1 for 100 stock dividend and the 1 for 200 stock dividend are reflected retroactively for all periods presented. At April 30, 2006, the Company had 6,150,010 stock options outstanding that have been excluded from the diluted loss per share calculation because inclusion of such would be anti-dilutive.

3.	LIQUIDITY AND GOING CONCERN

The Company has incurred losses in prior years and in both quarters of 2006 and expects such losses to continue through 2006. In fiscal 2005 and earlier periods, the Company has used funds obtained from the exercise of stock options by its employees to supplement funds provided by operations. In the current fiscal quarter a related party has advanced funds on demand notes and through the deferral of rent payments (See Note 4) in order to overcome working capital deficiencies. The Company has granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. The Company’s auditors have expressed a doubt about the Company’s ability to continue as a going concern in their opinion. Based upon the foregoing, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is attempting to reverse this downward trend of its motorcycle rental operations, with increased marketing contacts with other Internet vendors and further expansion into the motorcycle market through its subsidiaries, National Motorcycle Dealers Association, LLC., Rent 2 Ride Nationwide, LLC., Blue Sky Motorcycle Rentals, Inc. and the Street Eagle licensed dealerships.

4.	RELATED PARTY TRANSACTIONS

The Company leases its office space from Cactus Family Investments, LLC on a month-to-month basis. The managing member of Cactus Family Investments, LLC is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $46,350 for the three months ending April 30, 2006 and $72,376 for the three months ended January 31, 2006 and 2005. The current lease expires on January 31, 2008.

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

5.	EMPLOYEE STOCK OPTION PLAN

On April 7, 2004, the Company adopted the M.B.A. Holdings, Inc. Employee Stock Incentive Plan for the Year 2004 and on July 7, 2004, the M.B.A. Holdings. Inc. Employee Stock Incentive Plan for the Year 2004 -B. These plans have the purpose of advancing the business and development of the Company and its shareholders by affording employees of the Company the opportunity to acquire an equity interest in the Company. Under the terms of the plans, employees are granted options to purchase Company stock at specified prices. The plan is administered by the Compensation Committee of the Board of Directors and is authorized to grant options for up to 128,000,000 shares of the common stock of the Company. As of April 30, 2006, the Company has granted options for a total of 118,275,000 shares to selected employees. There were no options granted during the current quarter and no compensation expense was recorded in the three months ended April 30, 2006. As of April 30, 2006, there were 2,500,000 options outstanding under this plan.

On that same date, the Company also adopted the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004 and the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004-B. The Company seeks to motivate, retain and attract highly competent directors and consultants to advance the business and development of the Company and its shareholders by affording directors and consultants the opportunity to acquire an equity interest in the Company. Under the terms of the plan, directors and consultants are granted options to purchase Company stock at specified prices in return for their services to the Company. The options include a deferral option that allows the director/consultant to defer delivery of the stock retainer. The plan is administered by the Compensation Committee of the Board of Directors and is authorized to grant options for up to 22,000,000 shares of the common stock of the Company. As of April 30, 2006, the Company has granted options for a total of 19,987,000 shares to selected directors/consultants. Compensation expense of $5000 was recorded in connection with these transactions in the quarter ended April 30, 2006. As of April 30, 2006 there were 2,013,000 options outstanding under this plan.

6.	BUSINESS SEGMENTS

During the fiscal quarter ended April 30, 2006 and the fiscal year ended October 31, 2005, the Company operated in two business segments: Extended Warranty Sales and Servicing and Motorcycles. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. The Motorcycle segment became a reportable segment during 2005.

The Extended Warranty Sales and Servicing segment consists of Mechanical Breakdown Administrators, Inc. that markets and administers vehicular mechanical breakdown insurance (“MBI”) policies and sells contracts for repair services to vehicles (“VSCs”). The MBI policies and VSC contracts are for the repair of automobiles, light trucks, recreational vehicles, motorcycles, boats and certain automotive components, that are sold though Credit Unions, Auto, Recreational Vehicle, and Motorcycle Dealers, and via Direct Mail and Inbound Telemarketing with call centers in several cities, including Scottsdale, Az., Baton Rouge, La., and the Atlanta Area.

The Motorcycle segment offers motorcycles and off road vehicles for rental both through Company owned and operated locations and through licensees. The segment also provides assistance to Motorcycle Dealer Members in being professional, successful, and profitable businesses through special services, products and programs through the National Motorcycle Dealers Association.

Information by industry segment is set forth below for the quarter ended April 30, 2006 and 2005, and the year ended October 31, 2005:

	April 30, 2006	April 30, 2005
Net revenues:
Extended Warranty Sales and Servicing	$687,795	$934,196
Motorcycles	226,104	56,052
	913,899	990,248
Loss from operations:
Extended Warranty Sales and Servicing	280,407	491,881
Motorcycles	36,226	89,305
	316,633	581,186

	April 30, 2006	October 31, 2005
Identifiable assets:
Extended Warranty Sales and Servicing	607,131	1,042,301
Motorcycles	455,487	377,791
	1,062,618	1,420,092
Deferred policy acquisition costs:
Extended Warranty Sales and Servicing	4,709,720	5,421,862
Motorcycles	None	None

7.	COMMITMENTS AND CONTINGENCIES

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

The Company has received a letter from an attorney representing the former owner of BSMR that alleges wrong doing, including securities violations, on the part of the Company and contends that certain of the representations and warranties made at the time of the purchase of BSMR were incorrect. The Company denies the allegations and contends that the former owner of BSMR misrepresented the ownership and location of BSMR’s assets and misled the Company concerning the amount of BSMR’s liabilities. The former owner has refused to transfer ownership of all BSMR’s assets to the Company. The Company has unilaterally terminated its consulting contract with the former owner of BSMR and believes it has no further obligations thereunder. At the direction of the Board of Directors of the Company, a subcommittee has been formed to vigorously pursue the location and title to the BSMR assets and to use all defenses available to answer any formal complaint received. To this end, the subcommittee has retained a legal firm to represent it in this matter and to pursue all possible claims against the former owner. MBA Holdings, Inc and MBA, Inc. has filed a complaint in the Superior Court of the State of Arizona, Case Number CV2006-004615, and were most recently awarded a Partial Judgment in the amount of $622,000.00, and eleven (11) Domain Names and eleven (11) Websites including www.blueskymotorcyclerentals.com. The monetary award far exceeds the amount of a Note Payable to the former owner on the books of MBA, Inc. in the amount of $83,000. At the time of filing of this document, no formal summons has been received relating alleged company wrong doing, however a formal complaint has been filed against the former owner of BSMR which resulted in a formal judgment against the former owner.

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

8.	NEW ACCOUNTING PRONOUNCEMENTS

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

9.	RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A vehicle service contract (“VSC”) is a contract for certain defined services between the Company and the purchaser. The Company reinsures its obligations by obtaining an insurance policy that guarantees its obligations under the contract. In accordance with Financial Accounting Standards Board Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” revenues and costs associated with the sales of these contracts are deferred and recognized in income on a straight-line basis over the actual life of the contracts.

SIGNIFICANT EVENTS

In December 2004, the Company acquired a 50% interest in Blue Sky Motorcycle Rentals, Inc. (BSMR) for the sum of $350,000 in cash. BSMR is a Colorado corporation that serves the motorcycle rental industry through the rental of its motorcycles out of Denver and through its internet web sites that offer a reservation system to those desiring to rent motorcycles throughout the United States. BSMR has licensed its name and business plan to motorcycle rental stores located within the southwestern United States. The former owner of BSMR entered into a consulting contract with the Company to provide a continuity of services. The Company purchased the remaining 50% equity interest in April 2005 by forgiving $75,000 of indebtedness owed to it by the former owner of BSMR and by issuing a note in the amount of $200,000 payable in installments over the next twelve months, but MBA has since found out that 48% percent of the stock in Blue Sky was encumbered by a large loan which was not disclosed to MBA. The Company amended and extended the consulting contract with the former owner of BSMR to acquire his services for a period of eight (8) years. The Company unilaterally terminated this consulting contract during the year ended October 31, 2005. Blue Sky - Denver rental store was closed by the former owner in December 2005. MBA Holdings, Inc and MBA, Inc. has filed a complaint in the Superior Court of the State of Arizona, Case Number CV2006-004615, and were most recently awarded a Partial Judgment in the amount of $622,000.00, and eleven (11) Domain Names and eleven (11) Websites including www.blueskymotorcyclerentals.com. The monetary award far exceeds the balance due on the Note Payable to the former owner in the amount of $83,000.

MBA has returned to it’s root business plan by restarting it’s Direct Mail and Inbound Telemarketing with call centers in several cities, including Scottsdale, Az., Baton Rouge, La., and Atlanta. These call centers produced additional gross sales of $272,000.00 for April, May, and June 2006.

MBA, and other marketers of third party VSC and MBI contracts, may find it difficult to maintain their sales and profit margins should the major automakers resume 0% financing. This is because MBA acquires most of its business through alternative financing sources such as credit unions.

In May 2005, the Company purchased the assets of Street Eagle, Inc., Rent2Ride Nationwide, Inc. and Rent2Ride Arizona, Inc. (“R2R”) for the sum of $200,000 payable in monthly installments over an eleven (11) month period. The R2R companies are engaged in the motorcycle rental business in Hawaii and are the owners of computer software that is specifically designed to be used in a motorcycle rental location. The R2R purchase gave the Company access to this series of specialty programs that it intends to incorporate into its own and its licensed locations. The company has opened a Rent 2 Ride store Murphysboro, Tenn. We have opened Street Eagle Rental stores in Spring of 2006 in Mountain View, California, San Antonio, Texas and Maui, Hawaii

In July 2005, the Company acquired the assets of Liberty Motorcycle Rentals, LLC (“Liberty”), an Arizona Limited Liability Company located in Tempe, AZ for the sum of $20,000 in cash, the issuance of 500,000 unregistered shares of M.B.A. Holdings, Inc. common stock valued at $18,500 which was based on the stock’s trading price at the time of issue, the issuance of a note in the amount of $105,180 and the assumption of $54,820 of indebtedness relating to the assets acquired. The Company now operates a motorcycle rental location in the Liberty leased facility under the name WorldWide Rentals, LLC (“WorldWide”). One of the former owners of Liberty has accepted a three-year employment contract with WorldWide. The other former owner of Liberty has accepted a consulting contract with Mechanical Breakdown Administrators, Inc. and WorldWide covering a one year period.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED April 30, 2006 AND 2005

NET REVENUES

Net revenues for the fiscal quarter ended April 30, 2006 totaled $914,000, down $76,000 from the $990,000 recognized in the quarter ended April 30, 2005. The decline is the result of continuing competitive pressures being experienced by the Company from vehicle manufacturers and other competitors as well as legislative changes in certain states that limited the companies that were allowed to underwrite policies in those states. In addition, the Company has not been able to generate significant revenues from its motorcycle rental operations.

OPERATING EXPENSES

Operating Expenses decreased to $1,230,000 in the quarter ending April 30, 2006. This was a decrease of $321,000 from the $1,551,000 reported for the quarter ended April 30, 2005. The closure of the Blue Sky Motorcycle Rentals, Inc. in Denver, CO this past November was beneficial to the operating costs in the motorcycle segment, while the balance of the decrease is attributable to the Company’s continued efforts at cost containment. The decline in operating costs was moderated some by the appearance of price inflation in the economy this year owing to higher energy costs.

OTHER INCOME (EXPENSE)

Total other income/expense for the quarter ended April 30, 2006 was an expense of $16,000. This was an improvement of $19,000 over the $35,000 expense reported in the corresponding quarter of 2005. The previous year had seen far more miscellaneous entries posted to this account than the current year.

COMPARISON OF THE SIX MONTHS ENDED April 30, 2006 AND 2005

NET REVENUES

The downward trend in revenues that has been noted in prior periods continued in the six months ended April 30, 2006 with net revenues down $267,000 from the comparable six months in 2005. The decline is the result of continuing competitive pressures being experienced by the Company from vehicle manufacturers and other competitors as well as legislative changes in certain states that limited the companies that were allowed to underwrite policies in those states. In addition, the Company has not been able to generate significant revenues from its motorcycle rental operations.

OPERATING EXPENSES

Operating Expenses decreased to $2,358,000 in the six months ending April 30, 2006. This was a decrease of $590,000 from the $2,948,000 reported for the six months ended April 30, 2005. The closure of the Blue Sky Motorcycle Rentals, Inc. in Denver, CO this past November was beneficial to the operating costs in the motorcycle segment, while the balance of the decrease is attributable to the Company’s continued efforts at cost containment. The decline in operating costs was moderated some by the appearance of price inflation in the economy this year owing to higher energy costs.

OTHER INCOME (EXPENSE)

Total other income/expense for the six months ended April 30, 2006 was a $35,000 expense. This was an increase of $7,000 over the $28,000 expense reported in the corresponding period of 2005. The previous year had seen far more miscellaneous entries posted to this account than the current year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses in prior years and in both quarters of 2006 and expects such losses to continue through 2006. In fiscal 2005 and earlier periods, the Company has used funds obtained from the exercise of stock options by its employees to supplement funds provided by operations. In the current fiscal quarter a related party has advanced funds on demand notes and through the deferral of rent payments in order to overcome working capital deficiencies. The Company has granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. The Company’s auditors have expressed a doubt about the Company’s ability to continue as a going concern in their opinion. The Company is attempting to reverse this downward trend with its motorcycle rental operations, with increased marketing contacts with other Internet vendors and further expansion into the motorcycle market through its subsidiary, National Motorcycle Dealers Association, LLC, Rent 2 Ride, Blue Sky Motorcycle Rentals and its Street Eagle licensed dealerships. The Company is seeking to grow its warranty business by means of a direct mail marketing program of a product warranty facilitated by inbound telemarketing. with call centers in several cities, including Scottsdale, Az., Baton Rouge, La., and in the Atlanta Area these call centers produced additional gross sales of $272,000.00 for April, May, and June 2006.

The Company anticipates new warranty products for autos, Recreational Vehicles, and motorcycles. These new products will be marketed by MBA and member dealers of NMDA, Street Eagle, Rent2Ride, and Blue Sky. This growth will require additional capital through either borrowings or infusions of equity.

SEASONALITY

The motorcycle rental business is seasonal in nature in that sales increase as weather becomes favorable and decline as weather worsens. To mitigate this affect on sales, the Company expects to relocate its rental assets with seasonal changes to its owned and/or licensed locations having the most favorable expected weather for motorcycle riding.

COMPARISON OF APRIL 30, 2006 AND OCTOBER 31, 2005

Working capital at April 30, 2006 consisted of current assets of $2,871,000 and current liabilities of $4,845,000, for a current ratio of 0.59 : 1. At October 31, 2005 the working capital ratio was 0.71 : 1 with current assets of $3,383,000 and current liabilities of $4,733,000. The negative trend continues as the Company has absorbed additional operating losses. Loans from the Company’s principal shareholder have funded continuing operations.

Deferred Revenues decreased $843,000 while Deferred Direct Costs decreased $712,000 from balances at October 31, 2005. Deferred revenues consist of unearned VSC gross sales and estimated administrative service fees related to MBI policies. Deferred direct costs are costs that are directly related to the sale of VSCs. The change is due to the overall decline in new policy sales that has been experienced over the last several years and changes in the contract terms of contracts in the deferral pool.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of April 30, 2006, the amount owed to insurance companies, $353,000, is little changed from the $349,000 owed at October 31, 2005.

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

We have evaluated, with the participation of our Chief Executive Officer/ Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures were not effective as of the end of the last reporting period and have moved to improve the controls covered by this report and appointed a new Audit company Epstein, Weber and Conover of Scottsdale, Arizona.

It has been noted that a material weakness exists in the internal controls over the newly acquired assets namely BSMR. It was noted that the recent experiences with the acquisition of BSMR clearly indicated that these controls needed to be reinforced in order to create an acceptable level of control over those assets, we have we have moved to enforce . Further, in December, 2005, the Company’s Chief financial officer resigned and the CEO has been acting as replacement. As such, the Company identified a material weakness due to a lack of a chief financial officer with appropriate knowledge of US GAAP and SEC reporting requirements. The Company has recognized these weaknesses and has established a group to evaluate those controls and to recommend changes to those internal controls to the Board of Directors.

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

The Company has received a letter from an attorney representing the former owner of BSMR that alleges wrong doing, including securities violations, on the part of the Company and contends that certain of the representations and warranties made at the time of the purchase of BSMR were incorrect. The Company denies the allegations and contends that the former owner of BSMR misrepresented the ownership and location of BSMR’s assets and misled the Company concerning the amount of BSMR’s liabilities. The former owner has refused to transfer ownership of all of BSMR’s assets to the Company. The Company has unilaterally terminated its consulting contract with the former owner of BSMR and believes it has no further obligations thereunder. At the direction of the Board of Directors of the Company, a subcommittee has been formed to vigorously pursue the location and title to the BSMR assets and to use all defenses available to answer any formal complaint received. To this end, the subcommittee has retained a legal firm to represent it in this matter and to pursue all possible claims against the former owner. MBA Holdings, Inc and MBA, Inc. has filed a complaint in the Superior Court of the State of Arizona, Case Number CV2006-004615, and were most recently awarded a Partial Judgment in the amount of $622,000.00 total, and eleven (11) Domain Names and eleven (11) Websites including www.blueskymotorcyclerentals.com. The monetary award far exceeds the amount of a Note Payable balance of $83,000 to the former owner on the books of MBA, Inc. At the time of filing of this document, no formal summons has been received relating alleged company wrong doing, however a formal complaint has been filed against the former owner of BSMR which resulted in a formal judgment against the former owner.

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

In addition to the risk factors enumerated in Form 10K under Item 1A, it should be noted that during the current fiscal quarter a related party has advanced funds on demand notes and through the deferral of rent payments (See Note 4) in order to overcome working capital deficiencies. In prior years, the Company has granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. Based upon the foregoing, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company has incurred a loss in May 2006 and expects such losses to continue thru 2006. The Company is attempting to reverse this downward trend with its Direct Mail Warranty sales and inbound telemarketing call center and had gross sales of $272,000.00 from the new Direct Mail Call Center activities and expect this trend to continue, motorcycle rental operations, with increased marketing contacts with other Internet vendors and with further expansion into the motorcycle market through its subsidiary, National Motorcycle Dealers Association, LLC and its Street Eagle licensed dealerships. There is no assurance that these efforts will be successful in reversing the trend of operating losses.

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

M.B.A. HOLDINGS, INC.

Dated: July 17, 2006	By:	/s/ Gaylen M. Brotherson

Gaylen M. Brotherson Chairman of the Board, Chief Executive Officer and Chief Financial Officer