Form 10-Q
period 2006-07-31
M B A HOLDINGS INC
filed 2006-10-20
CIK 1097273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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

Number of Common Stock shares (no par value, $0.0001 stated value) outstanding at July 31, 2006:  217,005,313 shares.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2006 AND OCTOBER 31, 2005

ASSETS	July 31,	October 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$59,020	$545,184
Restricted cash	120,341	25,653
Accounts receivable	351,562	284,502
Prepaid expenses and other assets	67,332	31,481
Deferred direct costs	2,141,205	2,496,606
Total current assets	2,739,460	3,383,426

PROPERTY AND EQUIPMENT:
Computer equipment	347,531	332,523
Office equipment and furniture	161,038	208,523
Vehicles	25,000	410,318
Leasehold improvements	80,182	80,182
Total property and equipment	613,751	1,031,546
Accumulated depreciation and amortization	(507,341)	(498,274)
Property and equipment - net	106,410	533,272

OTHER ASSETS
Deposits	4,217	–
Deferred direct costs	2,108,225	2,925,256
	2,112,442	2,925,256

TOTAL ASSETS	$4,958,312	$6,841,954

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
JULY 31, 2006 AND OCTOBER 31, 2005

LIABILITIES AND STOCKHOLDERS’ DEFICIT	July 31,	October 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Net premiums payable to insurance companies	$357,670	$349,000
Notes payable - short term	233,473	458,695
Notes payable - officer	487,375	147,500
Accounts payable and accrued expenses	628,191	721,884
Accounts payable - officer	356,584	175,006
Capital lease obligations	10,686	9,828
Deferred revenues	2,466,676	2,871,093
Total current liabilities	4,540,655	4,733,006

Capital lease obligations - net of current portion	18,519	14,067
Notes payable less current portion	47,862	477,624
Deferred income tax liability	12,802	12,802
Deferred revenues	2,448,802	3,356,602
Total liabilities	7,068,640	8,594,101

COMMITMENTS AND CONTINGENCIES	–	–
Minority interest in consolidated subsidiary	–	–

STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value; $.0001 stated value 100,000,000 shares authorized in 2006 and 2005; 2,000,000 Class B non-convertible preferred issued and outstanding in 2006 and 2005	200	200
Common stock, no par value, $.0001 stated value, 350,000,000 shares authorized (post split), 218,005,313 shares issued (post split) in 2006 and 209,871,980 (post split) in 2005, 217,689,313 shares (post split) outstanding in 2006 and 209,555,980 (post split) in 2005	21,769	20,987
Additional paid-in capital	9,962,318	9,805,836
Accumulated deficit	(12,039,115)	(11,523,670)
Less: 316,000 (post split) shares in 2006 and 2005 of common stock in treasury, at cost	(55,500)	(55,500)
Total stockholders’ deficit	(2,110,328)	(1,752,147)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,958,312	$6,841,954

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
THREE AND NINE MONTHS ENDED JULY 31, 2006 AND 2005

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
REVENUES:
Vehicle service contract gross income	$580,351	$1,212,202	$1,786,034	$3,104,164
Net mechanical breakdown insurance income (cancellations)	258,153	30,613	354,096	52,344
Brokerage, association and administrative service revenue	17,849	126,155	63,262	232,476
Motorcycle rental and related revenues	97,539	159,677	399,440	159,677
Licensing and association fees	16,881	–	120,553	–
Total net revenues	970,773	1,528,647	2,723,385	3,548,661
OPERATING EXPENSES:
Direct acquisition costs of vehicle service contracts	594,187	1,184,071	1,761,271	2,938,592
Costs of motorcycle and insurance premium expense	7,568	79,886	35,293	79,886
Salaries and employee benefits	193,508	419,273	590,855	883,135
Mailings and postage	15,823	14,106	23,053	36,835
Rent and lease expense	81,444	84,151	270,288	236,603
Professional fees	80,485	316,711	342,774	707,994
Telephone	17,267	14,126	43,400	4,153
Depreciation and amortization	19,246	62,952	56,122	75,645
Merchant and bank charges	9,325	9,622	30,775	19,665
Insurance	8,726	2,240	49,326	7,730
Supplies	251	8,573	22,998	14,945
License and fees	915	1,323	10,999	5,224
Other operating expenses	43,316	127,449	193,133	262,367
Total operating expenses	1,072,061	2,324,483	3,430,287	5,272,774
Equity in net loss of Blue Sky Motorcycle Rentals, Inc.	–	–	–	(40,076)

OPERATING LOSS	(101,288)	(795,836)	(706,902)	(1,764,189)

OTHER INCOME (EXPENSE):
Finance and other fee income	7,203	239	12,538	4,164
Interest income	0	54	431	280
Interest expense and fees	(9,550)	(1,018)	(26,782)	(12,561)
Other income (expense)	82,039	(15,296)	73,857	(35,937)
Gain on sale of assets	131,413	0	131,413	0
Other income (expense) - net	211,105	(16,021)	191,457	(44,054)
INCOME (LOSS) BEFORE INCOME TAXES	109,817	(811,857)	(515,445)	(1,808,243)
INCOME TAXES	–	–	–	–
NET INCOME (LOSS)	$109,817	$(811,857)	$(515,445)	$(1,808,243)

BASIC AND DILUTED NET LOSS PER SHARE	$0.00	$(0.01)	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED (Post Split)	213,667,574	188,574,389	210,953,049	151,282,437

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
YEAR ENDED OCTOBER 31, 2005 AND NINE MONTHS ENDED JULY 31, 2006

								Total
					Additional	Retained		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Earnings	Treasury	(Deficit)
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	Equity

BALANCE NOVEMBER 1, 2004	2,000,000	$200	121,268,264	$12,126	$2,433,205	$(3,668,184)	$(55,500)	$(1,278,153)

Issuance of common shares and exercise of stock options			42,603,716	4,261	2,777,231			2,781,492

Conversion of preferred to common shares	(460,000)	(46)	46,000,000	4,600	4,595,400			4,599,954

Retirement of Class A preferred shares	(1,540,000)	(154)						(154)

Issuance of preferred shares	2,000,000	200						200

Net loss	–	–	–	–	–	(7,855,486)	–	(7,855,486)

BALANCE OCTOBER 31, 2005	2,000,000	200	209,871,980	20,987	9,805,836	(11,523,670)	(55,500)	(1,752,147)

Issuance of common shares and exercise of stock options (Unaudited)			8,133,333	782	156,482			157,264

Net loss (Unaudited)	–	–	–	–	–	(515,445)	–	(515,445)

BALANCE JULY 31, 2006 (Unaudited)	2,000,000	$200	218,005,313	$21,769	$9,962,318	$(12,039,115)	$(55,500)	$(2,110,328)

See notes to condensed consolidated financial statements

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JULY 31, 2006 AND 2005

	July 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(515,445)	$(1,808,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,122	75,645
Issuance of stock for services	44,634	–
Write-off of Book Value of Vehicle Sold	8,789	–
Gain on Sale of Assets	(131,413)	–
Stock based Compensation	–	213,000
Related party rent expense paid in excess of accrual	–	11,729
Equity in net loss of Blue Sky Motorcycle Rentals, Inc.	–	40,076
Issuance of preferred stock in return for related party rent	–	214,129
Changes in assets and liabilities:
Accounts receivable	(68,951)	(294,580)
Inventory	–	(5,677)
Prepaid expenses and other assets	(19,723)	(5,399)
Deferred direct costs	1,172,433	1,413,082
Net premiums payable to insurance companies	8,670	239,253
Insurance deposits from members	–	16,368
Accounts payable - officer	181,578	–
Accounts payable and accrued expenses	(78,899)	(77,957)
Deposits	(4,217)	–
Deferred revenues	(1,312,217)	(1,555,128)
Net cash (used in) operating activities	(658,639)	(1,523,702)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Blue Sky Motorcycle Rentals, Inc.	–	309,214
Payments from Restricted cash	(94,688)	(61,003)
Purchase of Property and Equipment	(17,635)	(1,042,669)
Proceeds of Sale of Vehicle and Equipment	12,000	–
Net cash provided by investing activities	(100,323)	(794,458)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of borrowing from officers and affiliates	339,875	(190,664)
Issuance of common stock	67,630	1,918,674
Payments of notes payable	(140,016)	–
Additions to (Payments on) capital lease obligation	5,309	15,593
Net cash provided by (used in) financing activities	272,798	1,743,603
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(486,164)	(574,557)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	545,184	782,848
CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,020	$208,291
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4,719	$1,779
Non Cash Investing and Financing Activities
Stock issued to employees and consultants for services	$89,634	$–

See notes to condensed consolidated financial statements.

M.B.A. HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JULY 31, 2006 AND 2005

1.	BASIS OF PRESENTATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, not all of the information and notes required by generally accepted accounting principles for complete financial statements are included. Accounting principles assume the continuation of the Company as a going concern. The Company’s auditors, in their opinion on the financial statements for the year ended October 31, 2005, expressed concern about this uncertainty. The accompanying condensed consolidated financial statements do not include any adjustment that might arise from the outcome of this assumption. The unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine months ended July 31, 2006 may not be indicative of the results of operations that may be expected for the year ending October 31, 2006. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended October 31, 2005.

2.	NET INCOME/LOSS PER SHARE

Net income/loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share that requires dual presentation of basic and diluted EPS on the face of the statements and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic income/ loss per common share is computed on the weighted average number of shares of common stock outstanding during each period. SFAS No. 128 requires that income per common share assuming dilution is computed on the same weighted average number of shares of common stock outstanding as basic loss per share. The additional shares representing the exercise of outstanding common stock options using the treasury stock method are not considered nor are the dilutive effect of the voting rights of the Class B preferred stock and employee stock options for the same reason. The 10-1 forward stock split, the 1 for 100 stock dividend and the 1 for 200 stock dividend are reflected retroactively for all periods presented. At July 31, 2006, the Company had 6,150,010 stock options outstanding that have been excluded from the diluted loss per share calculation because inclusion of such would be anti-dilutive.

3.	LIQUIDITY AND GOING CONCERN

The Company has incurred losses in prior years and in two of the three quarters of 2006 and expects such losses to continue through 2006. In fiscal 2005 and earlier periods, the Company has used funds obtained from the exercise of stock options by its employees to supplement funds provided by operations. In the current fiscal quarter a related party has advanced funds on demand notes and through the deferral of rent payments (See Note 4) in order to overcome working capital deficiencies. The Company has granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern in their opinion. Based upon the foregoing, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is attempting to reverse this downward trend of its warranty operations and motorcycle rental operations, with increased number of licensed stores and marketing contacts with other Internet vendors and further expansion into the motorcycle market through its subsidiaries, National Motorcycle Dealers Association, LLC., Rent 2 Ride Nationwide, LLC., Blue Sky Motorcycle Rentals, Inc. and the Street Eagle licensed dealerships.

4.	RELATED PARTY TRANSACTIONS

The Company leases its office space from Cactus Family Investments, LLC. The managing member of Cactus Family Investments, LLC is Gaylen Brotherson, the Chief Executive Officer. Rent expense for this office space was $47,347 and $71,376 for the three months ending July 31, 2006 and 2005 and $165,069 and $214,129 for the nine months ended July 31, 2006 and 2005.

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

On April 7, 2004, the Company adopted the M.B.A. Holdings, Inc. Employee Stock Incentive Plan for the Year 2004 and on July 7, 2004, the M.B.A. Holdings. Inc. Employee Stock Incentive Plan for the Year 2004 -B. These plans have the purpose of advancing the business and development of the Company and its shareholders by affording employees of the Company the opportunity to acquire an equity interest in the Company. Under the terms of the plans, employees are granted options to purchase Company stock at specified prices. The plan is administered by the Compensation Committee of the Board of Directors and is authorized to grant options for up to 128,000,000 shares of the common stock of the Company. As of July 31, 2006, the Company has granted options for a total of 118,275,000 shares to selected employees. There were no options granted during the current quarter and no compensation expense was recorded in the three months ended July 31, 2006. As of July 31, 2006, there were 2,500,000 options outstanding under this plan.

On that same date, the Company also adopted the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004 and the M.B.A. Holdings, Inc. Non-Employee Directors and Consultants Retainer Stock Plan for 2004-B. The Company seeks to motivate, retain and attract highly competent directors and consultants to advance the business and development of the Company and its shareholders by affording directors and consultants the opportunity to acquire an equity interest in the Company. Under the terms of the plan, directors and consultants are granted options to purchase Company stock at specified prices in return for their services to the Company. The options include a deferral option that allows the director/consultant to defer delivery of the stock retainer. The plan is administered by the Compensation Committee of the Board of Directors and is authorized to grant options for up to 22,000,000 shares of the common stock of the Company. As of July 31, 2006, the Company has granted options for a total of 19,987,000 shares to selected directors/consultants. Compensation expense of $5000 was recorded in connection with these transactions in the quarter ended April 30, 2006. As of July 31, 2006 there were 2,013,000 options outstanding under this plan.

6.	BUSINESS SEGMENTS

During the fiscal quarter ended July 31, 2006 and the fiscal year ended October 31, 2005, the Company operated in two business segments: Extended Warranty Sales and Servicing and Motorcycles. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. The Motorcycle segment became a reportable segment during 2005.

The Extended Warranty Sales and Servicing segment consists of Mechanical Breakdown Administrators, Inc. that markets and administers vehicular mechanical breakdown insurance (“MBI”) policies and sells contracts for repair services to vehicles (“VSCs”). The MBI policies and VSC contracts are for the repair of automobiles, light trucks, recreational vehicles, motorcycles, boats and certain automotive components, that are sold though Credit Unions, Auto, Recreational Vehicle, and Motorcycle Dealers, and via Direct Mail and Inbound Telemarketing with call centers in several cities, including Scottsdale, Az., St. Louis, Mo., Watertown, SD. and the Atlanta, GA.

The Motorcycle segment offers motorcycles and off road vehicles for rent at licensed locations under the name Street Eagle Motorcycle Rentals, Rent 2 Ride and Blue Sky Motorcycle Rentals. The company sold the company operated rental locations during 2006. The segment also provides assistance to Motorcycle Dealer Members in being professional, successful, and profitable businesses through special services, products and programs through the National Motorcycle Dealers Association.

Information by industry segment is set forth below for the quarter ended July 31, 2006 and 2005, and as of July 31, 2006 and October 31, 2005:

	July 31, 2006	July 31, 2005
Net revenues:
Extended Warranty Sales and Servicing	$856,353	$1,319,847
Motorcycles	114,420	208,800
	970,773	1,528,647
Income (Loss) from operations:
Extended Warranty Sales and Servicing	343,812	(660,271)
Motorcycles	(233,995)	(151,586)
	109,817	(811,857)

	July 31, 2006	October 31, 2005
Identifiable assets:
Extended Warranty Sales and Servicing	680,995	1,042,301
Motorcycles	27,887	377,791
	708,882	1,420,092
Deferred policy acquisition costs:
Extended Warranty Sales and Servicing	4,249,430	5,421,862
Motorcycles	None	None

See Note 10. The Company disposed of certain retail outlets within its motorcycle segment. The Company continues to rent motorcycles and intends to pursue other retail outlets for these rentals and does not intend on exiting this business segment.

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

As the 50% owner of iDigital, LLC, the Company is obligated to award 200,000 common shares of M.B.A. Holdings, Inc. as additional compensation for each year of service that they complete with the Company.

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

9.	RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

10.	DISPOSAL OF MOTORCYCLE OPERATIONS

On June 30, 2006 the company sold two of its motorcycle rental operations, World Wide Rentals and Escape Eagles, back to the original owners of each company. They were sold for assumption of all assets and liabilities of the operations, plus World Wide Rentals paid a sum of $10. Assets and liabilities were recorded as sold at book value, a summary of which follows:

	World Wide Rentals	Escape Eagles	Total

Vehicles, Property & Equipment, net of accumulated depreciation	$(183,026)	$(184,435)	$(367,461)
Prepaid Expenses and Other Assets	(2,592)	(28,296)	(30,888)
Accounts Payable	7,262	7,532	14,794
Notes Payable	189,965	325,003	514,968
Gain (Loss) on Sale of Assets	$11,609	$119,804	$131,413

11.	ADDITIONAL SHARES ISSUED

On June 14, the company issued 5,000,000 shares to Crescent Fund, LLC in exchange for six months of consulting to raise long term and short term financing and to provide possible mergers and acquisitions. The value of these shares at $45,000 was capitalized as a prepaid expense. The Company is accounting for this transaction in accordance with EITF 96-18. The measurement date will occur as the counterparty performs under the contract and the prepaid expense will be amortized and revalued as those services are performed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MBA has returned to it’s root business plan by restarting it’s Direct Mail and Inbound Telemarketing with call centers in several cities, including Scottsdale, Az., St. Louis, Mo, Watertown, SD., and Atlanta, GA. These call centers produced additional gross sales of $272,000.00 in recent months.

MBA, and other marketers of third party VSC and MBI contracts, may find it difficult to maintain their sales and profit margins should the major automakers resume 0% financing. This is because MBA acquires most of its business through alternative financing sources such as credit unions.

In July 2005, the company purchased the assets of Street Eagle, Inc., Rent2Ride Nationwide, Inc. and Rent2Ride Arizona, Inc. (“R2R”) for the sum of $200,000 payable in monthly installments over an eleven (11) month period. The R2R companies are engaged in the motorcycle rental business in Hawaii and are the owners of computer software that is specifically designed to be used in a motorcycle rental location. The R2R purchase gave the Company access to this series of specialty programs that it intends to incorporate into its own and its licensed locations. The company has opened a Rent 2 Ride store Murphysboro, Tenn. We have opened Street Eagle Rental stores in Spring of 2006 in Mountain View, California, San Antonio, Texas and Maui, Hawaii, Street Eagle has additional licensed stores opening in Key Largo, Florida, Monterey, California, and Peoria, Arizona.

On June 30, 2006 the company sold Liberty Motorcycle Rentals back to the previous owner for a payment to MBA Holdings, Inc. of $10.00 and assumption of any and all loans, liabilities and the company cancelled the employment and consulting contract with the previous owners.

On June 30, 2006 the company transferred back the operations, assets and liabilities of Escape Eagles to the former owner, as covered in the original contract of sale.

On July 14, 2006 the company entered into a consulting agreement with the Crescent Fund, LLC., a Delaware Limited Liability Company, 40 Wall Street, New York, NY. In exchange for 5,000,000 shares of stock, Crescent Fund will provide management consulting services to the company for six months. The focus of the consulting is to arrange long term financing for MBA Holdings, Inc. and short-term financing for our extended warranty sales. They have arranged small amounts of financing over the last few months and are facilitating proposals for mergers and acquisitions.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2006 AND 2005

NET REVENUES

Net revenues for the fiscal quarter ended July 31, 2006 totaled $970,773, down $557,874 from the $1,528,647 recognized in the quarter ended July 31, 2005. The decline is the result of continuing competitive pressures being experienced by the Company from vehicle manufacturers and other competitors as well as legislative changes in certain states that limited the companies that were allowed to underwrite policies in those states. In addition, the Company has not been able to generate significant revenues from its motorcycle rental operations.

OPERATING EXPENSES

Operating Expenses decreased to $1,072,061 in the quarter ending July 31, 2006. This was a decrease of $1,252,422 from the $2,324,483 reported for the quarter ended July 31, 2005. The closure of the Blue Sky Motorcycle Rentals, Inc. in Denver, CO this past November was beneficial to the operating costs in the motorcycle segment, while the balance of the decrease is attributable to the Company’s continued efforts at cost containment. The decline in operating costs was moderated some by the appearance of price inflation in the economy this year owing to higher energy costs.

OTHER INCOME (EXPENSE)

Total other income/expense for the quarter ended July 31, 2006 was income of $211,105. This was an improvement of $227,126 over the $16,021 expense reported in the corresponding quarter of 2005, mainly due to the sales of the motorcycle operations.

COMPARISON OF THE NINE MONTHS ENDED JULY 31, 2006 AND 2005

NET REVENUES

The downward trend in revenues that has been noted in prior periods continued in the nine months ended July 31, 2006 with net revenues down $825,276 from the comparable nine months in 2005. The decline is the result of continuing competitive pressures being experienced by the Company from vehicle manufacturers and other competitors as well as legislative changes in certain states that limited the companies that were allowed to underwrite policies in those states. There was also a decline in the motorcycle revenues since the operations were sold during this period.

OPERATING EXPENSES

Operating Expenses decreased to $3,430,287 in the nine months ending July 31, 2006. This was a decrease of $1,842,487 from the $5,272,774 reported for the nine months ended July 31, 2005. The closure of the Blue Sky Motorcycle Rentals, Inc. in Denver, CO this past November and the subsequent sales of Escape Eagles and World Wide Rentals was beneficial to the operating costs in the motorcycle segment, while the balance of the decrease is attributable to the Company’s continued efforts at cost containment. The decline in operating costs was moderated some by the appearance of price inflation in the economy this year owing to higher energy costs.

OTHER INCOME (EXPENSE)

Total other income/expense for the nine months ended July 31, 2006 was income of $191,457. This was an increase of $235,511 over the $44,054 expense reported in the corresponding period of 2005, mostly due to the sales of the motorcycle operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses in prior years and in two of the three quarters of 2006 and expects such losses to continue through 2006. In fiscal 2005 and earlier periods, the Company has used funds obtained from the exercise of stock options by its employees to supplement funds provided by operations. In the previous fiscal quarter a related party has advanced funds on demand notes and through the deferral of rent payments in order to overcome working capital deficiencies. The Company has granted the related party, Cactus Family Investments, LLC, a security interest in all of its unencumbered assets. There is no assurance that additional advances will be made if additional working capital is required. The Company’s auditors have expressed a doubt about the Company’s ability to continue as a going concern in their opinion. The Company is attempting to reverse this downward trend with its motorcycle rental operations, with increased marketing contacts with other Internet vendors and further expansion into the motorcycle market through its subsidiary, National Motorcycle Dealers Association, LLC, Rent 2 Ride, Blue Sky Motorcycle Rentals and its Street Eagle licensed dealerships. The Company is seeking to grow its warranty business by means of a direct mail marketing program of a product warranty facilitated by inbound telemarketing with call centers in several cities, including Scottsdale, Az., Baton Rouge, La., and Atlanta, GA. These call centers produced additional gross sales of $272,000.00 from inception of the program in April, 2006 through July, 2006.

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

COMPARISON OF JULY 31, 2006 AND OCTOBER 31, 2005

Working capital at July 31, 2006 consisted of current assets of $2,739,000 and current liabilities of $4,540,000, for a current ratio of 0.60 : 1. At October 31, 2005 the working capital ratio was 0.71 : 1 with current assets of $3,383,000 and current liabilities of $4,733,000. The negative trend continues as the Company has absorbed additional operating losses. Loans from the Company’s principal shareholder have funded continuing operations.

Deferred Revenues decreased $1,312,000 while Deferred Direct Costs decreased $1,172,000 from balances at October 31, 2005. Deferred revenues consist of unearned VSC gross sales and estimated administrative service fees related to MBI policies. Deferred direct costs are costs that are directly related to the sale of VSCs. The change is due to the overall decline in new policy sales that has been experienced over the last several years and changes in the contract terms of contracts in the deferral pool.

The Company collects funds throughout the year and remits a portion of the funds to the insurance companies. As of July 31, 2006, the amount owed to insurance companies, $357,000, is little changed from the $349,000 owed at October 31, 2005.

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

The Company continues to incur operating losses and expects such losses to continue thru 2006. The Company is attempting to reverse this downward trend with its Direct Mail Warranty sales and inbound telemarketing call center and has had gross sales of $272,000.00 from the new Direct Mail Call Center activities and expects this trend to continue. The company is also working with increased marketing contacts with other Internet vendors and with further expansion into the motorcycle market through its subsidiary, National Motorcycle Dealers Association, LLC and its Street Eagle licensed rental agencies. There is no assurance that these efforts will be successful in reversing the trend of operating losses.

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

M.B.A. HOLDINGS, INC.

Dated: October 19, 2006	By:	/s/ Gaylen M. Brotherson

Gaylen M. Brotherson Chairman of the Board, Chief Executive Officer and Chief Financial Officer